Form 10-Q
period 1993-11-30
GERIATRIC & MEDICAL COMPANIES INC /
filed 1994-01-14
CIK 41147

                                 **CONFORMED**
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                ---------------

                                   FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended    November 30, 1993
                                                --------------------

                                       OR

- ---      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 For the Transition period from --------- to ----------

                         Commission File Number 0-3997
                                               --------

                         GERIATRIC & MEDICAL COMPANIES, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in the charter)

             Delaware                                       23-1713341
- ---------------------------------                   ----------------------------
(State or other jurisdiction                        (IRS Employer Identification
 of incorporation or organization)                                       Number)

             5601 Chestnut Street, Philadelphia, Pennsylvania  19139
       ----------------------------------------------------------------
        (Address of principal executive offices)             (zip code)

                                 (215) 476-2250
             ------------------------------------------------------
               Registrant's telephone number, including area code

                                        N/A
             -----------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes    X      No
                                 -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On January 11, 1994, there were 15,295,847 shares of common stock, $.10 par value, outstanding.

                         GERIATRIC & MEDICAL COMPANIES,
                             INC. AND SUBSIDIARIES

                                     INDEX

PART I           FINANCIAL INFORMATION                                       PAGE
- ------           ---------------------                                       ----

Item 1           Financial Statements

                 Consolidated Balance Sheets ---
                 November 30, 1993 (unaudited)
                 and May 31, 1993 (audited)                                     3

                 Consolidated Statements of
                 Operations (unaudited) ---
                 Three months and six months ended
                 November 30, 1993 and November 30, 1992                        4

                 Consolidated Statements of
                 Cash Flows (unaudited) ---
                 Six months ended November 30, 1993
                 and November 30, 1992                                          5

                 Notes to Consolidated Financial Statements                   6-7

Item 2           Management's Discussion and Analysis of Results of
                 Operations and Financial Condition                          8-11

PART II          OTHER INFORMATION
- -------          -----------------

Item 6           Exhibits and Reports on Form 8-K                              12

SIGNATURE                                                                      13

PART I  FINANCIAL INFORMATION                   GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
ITEM I                                                      CONSOLIDATED BALANCE SHEETS
                                                  ($'s in thousands except par values and shares)

- --------------------------------------------------------------------------------

                                           November 30,         May 31,
                                              1993               1993
ASSETS                                     (Unaudited)         (Audited)
Current Assets:
  Cash                                       $   2,759          $   2,845
  Restricted cash                                  759                947
  Patients' funds                                  271                271
  Accounts receivable, net of allowance
    of $4,486 at November 30, 1993 and
    $6,595 at May 31, 1993                      26,916             19,231
  Other receivables, net of allowance
    of $975                                      3,494              4,741
  Prepaids and other assets                      5,615              4,332
  Inventories                                    3,680              4,612
  Due from third-party payors, net of
    allowance of $4,389 at November 30,
    1993, and $4,090 at May 31, 1993             7,204              9,635
                                             ---------          ---------

       Total current assets                     50,698             46,614
                                             ---------          ---------

Property and equipment:
  Land                                           3,702              3,702
  Building and improvements                     88,380             84,097
  Equipment and fixtures                        36,372             36,425
  Construction-in-progress                       6,983              8,991
                                             ---------          ---------
                                               135,437            133,215

Less accumulated depreciation                   50,314             47,533
                                             ---------          ---------
                                                85,123             85,682
                                             ---------          ---------

Other noncurrent assets:
  Restricted cash                                9,253             12,605
  Investments in joint ventures                    978                921
  Goodwill net of accumulated amortization
    of $361 at November 30, 1993, and
    $166 at May 31, 1993                         1,502              1,457
  Notes and other receivables                   10,906             11,459
  Deferred charges and other, net of
    amortization of $3,277 at November 30,
    1993, and $2,419 at May 31, 1993             7,905              7,651
                                             ---------          ---------
                                                30,544             34,093
                                             ---------          ---------

                                             $ 166,365          $ 166,389
                                             ---------          ---------
                                             ---------          ---------

                                           November 30,         May 31,
                                              1993               1993
LIABILITIES                                (Unaudited)         (Audited)
Current Liabilities:
  Current portion of long-term debt and
    subordinated debentures                  $   5,188          $   2,378
  Accounts payable                              14,395             15,871
  Accrued expenses                              11,516             11,539
                                             ---------          ---------

    Total current liabilities                   31,099             29,788
                                             ---------          ---------

 Long-term debt                                119,622            119,714
                                             ---------          ---------

 Subordinated debentures                             -              2,868
                                             ---------          ---------

 Deferred income                                 2,068              2,068
                                             ---------          ---------

Commitments and contingencies



STOCKHOLDERS' EQUITY

Preferred stock, $.10 par, authorized
  15,000,000 shares; none were issued
  or outstanding

Common stock, $.10 par, authorized
  30,000,000 shares in 1993 and 1992;
  issued and outstanding
  15,295,847 and 15,273,531 at
  November 30, 1993 and May 31, 1993,
  respectively                                   1,530             1,527
Capital in excess of par value                  14,573            14,558
Accumulated deficit                             (2,527)           (4,134)
                                             ---------          ---------
                                                13,576             11,951
                                             ---------          ---------

                                             $ 166,365          $ 166,389
                                             ---------          ---------
                                             ---------          ---------



          See accompanying notes to consolidated financial statements.

               GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per common share)
                                  (Unaudited)

- --------------------------------------------------------------------------------

                                                                     Three Months Ended          Six Months Ended
                                                                   ----------------------      -----------------------
                                                                    Nov. 30,      Nov. 30,      Nov. 30,      Nov. 30,
                                                                   -----------------------     -----------------------
                                                                     1993          1992*         1993          1992*
                                                                   ---------      --------     ---------     ---------
Operating revenues, net                                             $ 44,404      $ 41,238      $ 87,457      $ 81,844
                                                                    --------      --------      --------      --------

Expenses:
      Operating                                                       37,125        34,949        73,418        69,559
      Depreciation and amortization                                    2,126         2,194         4,293         4,213
                                                                    --------      --------      --------      --------
               Total expenses                                         39,251        37,143        77,711        73,772
                                                                    --------      --------      --------      --------

Operating income                                                       5,153         4,095         9,746         8,072

Interest expense, net                                                 (3,015)       (2,848)       (5,914)       (5,653)
                                                                    --------      --------      --------      --------

Operating income after interest                                        2,138         1,247         3,832         2,419

Nonoperating loss, net                                                  (949)         (436)       (1,680)       (1,075)
                                                                    --------      --------      --------      --------

Income before income taxes                                             1,189           811         2,152         1,344

Income tax provision                                                     304           204           545           336
                                                                    --------      --------      --------      --------

               Net income                                           $    885      $    607      $  1,607      $  1,008
                                                                    --------      --------      --------      --------
                                                                    --------      --------      --------      --------

Earnings per common share:
      Net income                                                    $   0.06      $   0.04      $   0.11      $   0.07
                                                                    --------      --------      --------      --------
                                                                    --------      --------      --------      --------

Average Common Shares Outstanding                                     15,295        15,205        15,295        15,205
                                                                    --------      --------      --------      --------
                                                                    --------      --------      --------      --------


   * Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

              GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDED NOVEMBER 30, 1993 AND NOVEMBER 30, 1992
                                 (IN THOUSANDS)
                                  (UNAUDITED)

- --------------------------------------------------------------------------------

                                                                                     1993             1992 *
                                                                                 -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $    1,607        $    1,008

  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Provision for uncollectible accounts                                                1,492             1,782
  Depreciation and amortization                                                       4,293             4,213
  Decrease in patients' funds and other, net                                              -               176
  Increase in accounts receivable                                                    (7,844)           (7,060)
  Decrease in other receivables                                                       1,247             2,138
  Increase in prepaids and other assets and inventories                                (351)             (407)
  (Increase) decrease in net amounts
    due from third-party payors                                                       6,331            (1,582)
  Increase (decrease) in accounts payable                                            (1,476)              143
  Increase (decrease) in accrued expenses                                               (23)               39
      Net cash provided by operating activities                                       5,276               450

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                                               (1,037)           (4,399)
  Capital expenditures financed by construction
    and property improvement funds                                                   (2,093)           (1,965)
  Increase in joint ventures, net                                                       (57)              (86)
  Expenditures for deferred charges and escrow payments/refunds, net                 (1,072)             (928)
  (Increase) decrease in notes and other receivables                                    553              (192)
  Other investing activities, net                                                       187               111
      Net cash used in investing activities                                          (3,519)           (7,459)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from borrowings                                                            4,358             8,173
  Repayment of debt and subordinated debentures                                      (4,508)           (6,626)
  Reduction in receivables financing                                                 (5,233)             (314)
  Decrease in restricted cash                                                         3,540             1,296
      Net cash provided by (used in) financing activities                            (1,843)            2,529

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (86)           (4,480)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        2,845             4,541

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $    2,759        $       61


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for:
      Interest                                                                   $    8,095        $    8,365
      Income taxes                                                               $       52        $       51

*  Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

              GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       PRINCIPLES OF CONSOLIDATION AND PRESENTATION:

         In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of November 30, 1993 and May 31, 1993, and the results of operations for the six months ended November 30, 1993 and November 30, 1992 and changes in cash flows for the six months ended November 30, 1993 and November 30, 1992. These financial statements should be read in conjunction with Geriatric & Medical Companies, Inc's (the "Company") annual report filed with the Securities and Exchange Commission for the year ended May 31, 1993. Results of operations for the six months ended November 30, 1993 and November 30, 1992 are not necessarily indicative of results of operations expected for the full year.

2.       ACCOUNTS RECEIVABLE:

         On November 4, 1993, the Company entered into a $25 million accounts receivable funding facility with a new financing source, retiring its previous financing arrangement. The Company may sell, on a continuing basis, up to $25 million of certain qualifying accounts receivable. The Company receives, net of reserves, approximately 80% of accounts receivable submitted. This transaction has been accounted for as a sale under Financial Accounting Standards Board Statement No. 77 guidelines but may be treated as a financing (borrowing) transaction for Medicare/Medicaid purposes. The accounting for this transaction is consistent with the treatment under the prior financing agreement.

         Under the terms of the agreement, the Company will pay interest at 9.84% percent per annum on the outstanding receivables submitted. As of November 30, 1993, the outstanding balance of the receivables submitted was approximately $15,305,000, of which approximately $12,322,000 were funded, net of reserves. The portion not received by the Company is included in other receivables on the balance sheets. During the six month periods ended November 30, 1993 and 1992, the Company sold approximately $44,642,000 and $42,855,000, respectively, of certain qualifying receivables.

         The Company has recognized a provision for costs on sale of accounts receivable of approximately $1,592,000 and $1,470,000 for the six months ended November 30, 1993 and 1992, respectively.

3.       COMMITMENTS AND CONTINGENCIES:

         In September, 1992 a class action law suit was commenced against the Company, GMS Management, Inc., and various current or former officers of the Company in the United States District Court for the Eastern District of Pennsylvania. The Complaint alleges that, among other things, various reports and press releases issued by the Company misrepresented and omitted to state adverse material facts concerning the quality of care given at two nursing homes previously managed by the Company. The plaintiff did not

              GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
- --------------------------------------------------------------------------------

         seek a specified sum other than "to pay to plaintiff and to all members of the class damages in an amount to be proven at trial, with interest thereon." The Company and the individual defendants deny any wrong doing and are vigorously defending this action.

         The Company is involved in various routine government inquiries, audit surveys and administrative proceedings concerning the activities and operations of both its GeriMed Services Group and United Health Care Services Group.

         The Company is also involved in various claims and legal actions arising in the ordinary course of business. The Company believes that the ultimate disposition of all of these matters will not have a material adverse effect on the Company's Consolidated Financial Statements.

4.       SUBSEQUENT EVENT:

         In January, 1994 the Company announced its call to redeem all of the $2.8 million outstanding 16% subordinate debentures due December 31, 1994 on February 1, 1994 at par plus accrued interest to the date of redemption.

ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
- --------------------------------------------------------------------------------


INTRODUCTION

Geriatric & Medical Companies, Inc. is a diversified health care provider that is currently structured into two distinct groups: the GERIMED SERVICES GROUP and the UNITED HEALTH CARE SERVICES GROUP.

The GERIMED SERVICES GROUP provides contract management, financial, rehabilitation and hospitality services to facilities with approximately 5,000 beds. In addition, this group provides insurance and real estate development services to the long-term care marketplace in Pennsylvania and New Jersey.

The UNITED HEALTH CARE SERVICES GROUP provides pharmaceutical and specialized patient care products, enteral/infusion therapy, respiratory therapy, durable medical equipment, pain management, antibiotic and hydration therapies, portable diagnostic services and ambulance transportation to long-term care facilities and/or homebound patients. These services include performing medical records management functions in long-term care facilities and providing urological and ostomy products, respiratory services and equipment, decubitus care supplies and prescription and non-prescription drugs.


RESULTS OF OPERATIONS

Net operating revenues for the three months ended November 30, 1993 are $44,404,000 as compared to $41,238,000 for the three months ended November 30, 1992, an increase of $3,166,000 or 7.7%. Net operating revenues for the six months ended November 30, 1993 are $87,457,000 as compared to $81,844,000 for the six months ended November 30, 1992, an increase of $5,613,000 or 6.9%.

Total expenses for the second quarter of fiscal 1994 are $39,251,000 compared to $37,143,000 for the same period last year, an increase of $2,108,000 or 5.7%. Total expenses for the first half of fiscal 1994 are $77,711,000 compared to $73,772,000 for the same period last year, an increase of $3,939,000 or 5.3%.

Operating income for the three months is $5,153,000 compared to $4,095,000 for the three months ended November 30, 1992, an increase of $1,058,000 or 25.8%. Operating income for the six months is $9,746,000 compared to $8,072,000 for the six months ended November 30, 1992, an increase of $1,674,000 or 20.7%.

Net interest expense for the three months is $3,015,000 compared to $2,848,000 for the same period last year, an increase of $167,000 or 5.9%. This increase is attributable to additional debt combined with an increased weighted average interest rate. Net interest expense for the six months is $5,914,000 compared to $5,653,000 for the same period last year, an increase of $261,000 or 4.6%.

Nonoperating loss, net for the three months is $949,000 compared to $436,000 for the three months ended November 30, 1992, an increase of $513,000 or 117.7%. Nonoperating loss, net for the six months is $1,680,000 compared to $1,075,000 for the same period last year, an increase of $605,000 or 56.3%. The increases are principally attributable to increased costs in connection with the sale of receivables and adjustments to gains of assets previously sold.
See Note 2 to the consolidated financial statements.

Net income for the three months is $885,000 compared to $607,000 for the same period last year, an increase of $278,000 or 45.8%. Net income for the six months ended is $1,607,000 compared to $1,008,000 for the same period last year, an increase of $599,000 or 59.4%.

GROUP NET OPERATING REVENUES AND OPERATING INCOME FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 1993 AND NOVEMBER 30, 1992

($'s in thousands)
                                   Three months ended                                    Six months ended
                                  ---------------------                                --------------------
                                  Nov. 30,   Nov. 30,               %          Nov. 30,   Nov. 30,                 %
Operating Revenues, Net:            1993     1992(a)   Increase     Change       1993     1992(a)     Increase    Change
- -----------------------           --------  ---------  ----------   ------     --------  ---------   ---------    ------
GeriMed Services Group         $  33,826     $ 31,033  $ 2,793        9.0%      $ 67,068  $  62,097   $ 4,971        8.0%
United Health Care
  Services Group                  10,578       10,205      373        3.7%        20,389     19,747       642        3.3%
                               ---------     --------  -------                  --------   ---------  -------

         Total                 $  44,404     $ 41,238  $ 3,166        7.7%      $ 87,457   $ 81,844   $ 5,613        6.9%
                               =========     ========  =======                  ========   =========  =======

Operating Income:
- ----------------

GeriMed Services Group         $   3,871     $  3,322  $   549       16.5%      $  7,359   $   6,528      831       12.7%
United Health Care
  Services Group                   1,282          773      509       65.8%         2,387       1,544      843       54.6%
                               ---------     --------  -------                  --------   ---------  -------

         Total                 $   5,153     $  4,095  $ 1,058       25.8%      $  9,746       8,072  $ 1,674       20.7%
                               =========     ========  =======                  ========   =========  =======

(a)      Reclassified for comparative purposes.



CHANGES TO GROUP NET OPERATING REVENUES AND OPERATING INCOME FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 1993 AND NOVEMBER 30, 1992

GERIMED SERVICES GROUP

For the three month period, net operating revenues increased $2,793,000 or 9.0% compared to the same period last year. For the six months ended November 30, 1993, net operating revenues increased $4,971,000 or 8.0% compared to the same period last year. These increases are primarily attributable to improved reimbursement from government programs and improved census volume. Total expenses increased $2,244,000 or 8.1% for the three month period and $4,140,000 or 7.5% for the six month period ended November 30, 1993 due to costs associated with the growth in revenues net of the effect of the implementation of cost efficiency programs.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                                  (CONTINUED)
- --------------------------------------------------------------------------------




UNITED HEALTH CARE SERVICES GROUP

For the three month period ended November 30, 1993, net operating revenues increased $373,000 and operating income increased $509,000 over the same period last year. For the six month period ended November 30, 1993, net operating revenues and operating income increased $642,000 and $843,000, respectively, over the same period last year. These increases resulted primarily from the growth in retail pharmacy and ambulance service revenues. The increase in operating income is the result of the implementation of cost efficiency programs in the current fiscal year and growth in revenues.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 1993, the Company remarketed approximately $7,705,000 of Industrial Development Bonds, a portion of which was used to cancel cash collateralized letters of credit. This resulted in working capital of $2,366,000 during fiscal 1993. The Company remarketed $1,315,000 in July, 1993 which resulted in $1,137,000 of additional working capital.

On February 28, 1993 Tomahawk Capital Investments, Inc., which is controlled by the Chairman of the Board of the Company, purchased a note receivable of the Company for $773,000 cash, the fair market value of the note as established by an independent appraisal, plus accrued interest of $57,000.

On May 31, 1993, the Company sold its Mount Laurel, New Jersey facilities to Tomahawk Capital Investments, Inc. for a purchase price of $8.5 million, the fair market value as established by an independent appraisal. The Company received $2.5 million in cash and a $6.0 million note bearing interest at nine percent (9%) per annum. The note is based on a 25-year amortization with a balloon payment due June of 2005.

Effective November 4, 1993 the Company entered into an accounts receivable funding facility pursuant to which the Company may sell, on a continuing basis, up to $25,000,000 of certain eligible accounts receivable.

A substantial part of the Company's revenues consists of reimbursements under the Pennsylvania Medicaid Program, a retrospective cost based program that typically results in the generation of large receivables which are periodically settled. Pennsylvania presently plans to switch to a prospective Medicaid reimbursement system effective July 1994, which may reduce some of the fluctuations in the Company's cash flow. The State of Pennsylvania increased its rates as of July 1, 1992 and July 1, 1993. The Company expects these increases to improve its working capital in fiscal 1994.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                                  (CONTINUED)
- --------------------------------------------------------------------------------



The Company instituted a cost reduction program and expects to improve its working capital in 1994 through additional efficiencies and cost reductions through systems development. The Company further intends to meet its working capital requirements in fiscal 1994 from increased rates, financing arrangements and/or the sale and refinancing of other assets.

At November 30, 1993, the Company has restricted cash of approximately $3,903,000 to be used for capital improvements and construction projects. The Company has no significant capital commitments which are not fully funded in the restricted cash accounts.

The Company announced in January, 1994 its call to redeem $2.8 million outstanding 16% subordinate debentures due December 31, 1994 on February 1, 1994 at par plus accrued interest. The Company intends to fund this redemption through the collection of outstanding accounts and other receivables.

PART II  OTHER INFORMATION
- -------  -----------------


Item 6   EXHIBITS AND REPORTS ON FORM 8-K
- ------   --------------------------------

          (a)      Exhibits

                   None.

          (b)      Reports on Form 8-K

                   None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GERIATRIC & MEDICAL COMPANIES, INC.



January 14, 1994               By:  /s/ James J. O'Malley
                                  ----------------------------------------------------
                                    James J. O'Malley
                                    Vice President and Chief Financial Officer