Form 10-Q
period 1994-02-28
GERIATRIC & MEDICAL COMPANIES INC
filed 1994-04-14
CIK 41147

                                 **CONFORMED**
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   ----------

                                   FORM 10-Q
(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---     EXCHANGE ACT OF 1934

For the quarterly period ended  February 28, 1994
                                -----------------

                                       OR

- ---      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ---------------- to ----------------
                        Commission File Number   0-3997
                                               ---------

                       Geriatric & Medical Companies, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                          23-1713341
         --------------------------------      ------------------------
         (State or other jurisdiction           (I.R.S. Employer Identi-
         of incorporation or organization)       fication Number)

             5601 Chestnut Street, Philadelphia, Pennsylvania 19139
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (215) 476-2250
               --------------------------------------------------
               Registrant's telephone number, including area code

                                      N/A
                  --------------------------------------------
                     Former name, former address and former
                   fiscal year, if changed since last report.

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
                               X    Yes          No
                              ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On April 8, 1994 there were 15,356,815 Shares of Common Stock, $.10 par value, outstanding.

                      GERIATRIC & MEDICAL COMPANIES, INC.
                                AND SUBSIDIARIES




                                     INDEX




                                                                            Page
                                                                            ----

PART I      Financial Information
- ------

  Item 1    Financial Statements
            Consolidated Balance Sheets ---
            February 28, 1994 and May 31, 1993                                 3

            Consolidated Statements of Operations ---
            Three months and nine months ended February 28, 1994
            and February 28, 1993                                              4

            Consolidated Statements of Cash Flows ---
            Nine months ended February 28, 1994 and
            February 28, 1993                                                  5

            Notes to Consolidated Financial Statements                       6-7


  Item 2    Management's Discussion and Analysis of
            Results of Operations and Financial Condition                   8-12




PART II     Other Information
- -------

Item 6      Exhibits and Reports on Form 8-K                                  13


SIGNATURE                                                                     14

PART I         FINANCIAL INFORMATION

ITEM 1       GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (In thousands except par values and shares)

                                                     February 28,         May 31,
                                                        1994                1993
    ASSETS                                           (Unaudited)         (Audited)
                                                     -----------         ---------
Current Assets:
  Cash                                              $      394          $    2,845
  Restricted cash                                          502                 947
  Patients' funds                                          275                 271
  Accounts receivable, net of allowance
    of $3,585 at February 28, 1994 and
    $6,595 at May 31, 1993                              25,635              19,231
  Other receivables, net of allowance
    of $975                                              4,401               4,741
  Prepaids and other assets                              6,435               4,332
  Inventories                                            4,038               4,612
  Due from third-party payors, net of
    allowance of $4,396 at February 28,
    1994, and $4,090 at May 31, 1993                     7,620               9,635
                                                     ---------           ---------
      Total current assets                              49,300              46,614
                                                     ---------           ---------

Property and equipment:
  Land                                                   3,702               3,702
  Building and improvements                             88,566              84,097
  Equipment and fixtures                                37,284              36,425
  Construction-in-progress                               8,642               8,991
                                                     ---------           ---------
                                                       138,194             133,215

Less accumulated depreciation                           52,064              47,533
                                                     ---------           ---------
                                                        86,130              85,682
                                                     ---------           ---------
Other noncurrent assets:
  Restricted cash                                        7,900              12,605
  Investments in joint ventures                          1,063                 921
  Goodwill net of accumulated amortization
    of $214 at February 28, 1994, and
    $166 at May 31, 1993                                 1,409               1,457
  Notes and other receivables                           10,649              11,459
  Deferred charges and other, net of
    amortization of $3,721 at February 28,
    1994, and $2,419 at May 31, 1993                     7,574               7,651
                                                     ---------           ---------
                                                        28,595              34,093
                                                     ---------           ---------
                                                    $  164,025          $  166,389
                                                     =========           =========

                                                     February 28,         May 31,
                                                        1994               1993
    LIABILITIES                                      (Unaudited)         (Audited)
                                                     -----------         ---------
Current Liabilities:
  Current portion of long-term debt and
    subordinated debentures                         $    1,683          $    2,378
  Accounts payable                                      14,665              15,871
  Accrued expenses                                      11,568              11,539
                                                     ---------           ---------
    Total current liabilities                           27,916              29,788
                                                     ---------           ---------


Long-term debt                                         119,676             119,714
                                                     ---------           ---------
Subordinated debentures                                  -                   2,868
                                                     ---------           ---------
Deferred income                                          2,068               2,068
                                                     ---------           ---------
Commitments and contingencies





    STOCKHOLDERS' EQUITY

Preferred stock, $.10 par, authorized
  15,000,000 shares; none were issued
  or outstanding                                             -                   -
Common stock, $.10 par, authorized
  30,000,000 shares in 1994 and 1993;
  issued and outstanding 15,333,222
  and 15,273,531 at February 28,
  1994 and May 31, 1993,
  respectively                                           1,533               1,527
Capital in excess of par value                          14,581              14,558
Accumulated deficit                                     (1,749)             (4,134)
                                                     ---------           ---------
                                                        14,365              11,951
                                                     ---------           ---------
                                                    $  164,025          $  166,389
                                                     =========           =========

         See accompanying notes to consolidated financial statements.

              GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands except per common share data)
                                  (Unaudited)



                                                  Three Months Ended                    Nine Months Ended
                                              Feb 28,            Feb 28,            Feb 28,            Feb 28,
                                            -----------------------------         -----------------------------
                                                1994              1993*               1994              1993*
                                            ----------         ----------         ----------         ----------
Operating revenues, net                    $    43,520        $    40,781        $   130,977        $   122,625
                                            ----------         ----------         ----------         ----------
Expenses:
    Operating                                   36,647             34,729            110,065            104,288
    Depreciation and amortization                2,202              2,327              6,495              6,540
                                            ----------         ----------         ----------         ----------
        Total expenses                          38,849             37,056            116,560            110,828
                                            ----------         ----------         ----------         ----------
Operating income                                 4,671              3,725             14,417             11,797

Interest expense, net                           (2,725)            (2,877)            (8,639)            (8,530)
                                            ----------         ----------         ----------         ----------
Operating income after interest                  1,946                848              5,778              3,267

Nonoperating income (loss), net                   (910)               142             (2,590)              (933)
                                            ----------         ----------         ----------         ----------
Income before income taxes                       1,036                990              3,188              2,334
Income tax provision                               258                247                803                583
                                            ----------         ----------         ----------         ----------
Net income                                 $       778        $       743        $     2,385        $     1,751
                                            ==========         ==========         ==========         ==========
Earnings per common share:

    Net income                             $      0.05        $      0.05        $      0.16        $      0.12
                                            ----------         ----------         ----------         ----------
Average Common Shares Outstanding               15,302             15,217             15,302             15,217
                                            ==========         ==========         ==========         ==========

*Reclassified for comparative purposes.


          See accompanying notes to consolidated financial statements.

              GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED FEBRUARY 28, 1994 AND FEBRUARY 28, 1993
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                                  1994               1993 *
                                                                                               ----------         ----------
           CASH FLOWS FROM OPERATING ACTIVITIES:

             Net income                                                                       $     2,385        $     1,751

             Adjustments to reconcile net income to net cash
               provided by (used in) operating activities:
             Provision for uncollectible accounts                                                   2,339              2,868
             Depreciation and amortization                                                          6,496              6,540
             Increase in patients' funds and other, net                                                (4)              (813)
             Increase in accounts receivable                                                       (8,352)            (9,164)
             Decrease in other receivables                                                            340              1,194
             Increase in prepaids and other assets and inventories                                 (1,529)            (2,061)
             (Increase) decrease in net amounts
               due from third-party payors                                                          5,915             (3,033)
             Increase (decrease) in accounts payable                                               (1,206)             2,057
             Increase (decrease) in accrued expenses                                                   29             (1,063)
                                                                                               ----------         ----------
                 Net cash provided by (used in) operating activities                                6,413             (1,724)
                                                                                               ----------         ----------
           CASH FLOWS FROM INVESTING ACTIVITIES:

             Capital expenditures                                                                  (2,278)            (5,201)
             Capital expenditures financed by construction
               and property improvement funds                                                      (3,655)            (4,155)
             Increase in joint ventures, net                                                         (142)              (124)
             Expenditures for deferred charges and escrow payments/refunds, net                    (1,187)            (1,553)
             Decrease in notes and other receivables                                                  810              1,047
             Other investing activities, net                                                          330               (291)
                                                                                               ----------         ----------
                 Net cash used in investing activities                                             (6,122)           (10,277)
                                                                                               ----------         ----------
           CASH FLOWS FROM FINANCING ACTIVITIES:

             Proceeds from borrowings                                                               6,203             11,972
             Repayment of debt and subordinated debentures                                         (9,804)           (10,598)
             Reduction in receivables financing                                                    (4,291)            (1,049)
             Decrease in restricted cash                                                            5,150              7,189
                                                                                               ----------         ----------
                 Net cash provided by (used in) financing activities                               (2,742)             7,514
                                                                                               ----------         ----------
           NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (2,451)            (4,487)

           CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           2,845              4,541
                                                                                               ----------         ----------
           CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $       394        $        54
                                                                                               ==========         ==========

           SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

             Cash paid during the period for:
                 Interest                                                                     $    12,041        $    10,283
                 Income taxes                                                                 $        82        $        73

           *  Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

              GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. PRINCIPLES OF CONSOLIDATION AND PRESENTATION:

  In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of February 28, 1994 and May 31, 1993, and the results of operations for the three months and nine months ended February 28, 1994 and February 28, 1993 and changes in cash flows for the nine months ended February 28, 1994 and February 28, 1993. These financial statements should be read in conjunction with Geriatric & Medical Companies, Inc.'s annual report filed with the Securities and Exchange Commission for the year ended May 31, 1993. Results of operations for the three months and nine months ended February 28, 1994 and February 28, 1993 are not necessarily indicative of results of operations expected for the full year.

2. ACCOUNTS RECEIVABLE:

  On November 4, 1993, the Company entered into a three year $25 million accounts receivable funding agreement with a new financing source, retiring its previous financing arrangement. The Company may sell, on a continuing basis, up to $25 million of certain qualifying accounts receivable. The Company receives, net of reserves, approximately 80% of accounts receivable submitted. This transaction has been accounted for as a sale under Financial Accounting Standards Board Statement No. 77 guidelines but may be treated as a financing (borrowing) transaction for Medicare/Medicaid purposes. The accounting for this transaction is consistent with the treatment under the prior financing agreement.

  Under the terms of the agreement, the Company will pay interest at 9.84% per annum, which is fixed for the three year period, on the outstanding receivables submitted. As of February 28, 1994, the outstanding balance of the receivables submitted was approximately $16,494,000 of which approximately $12,944,000 were funded, net of reserves. The portion not received by the Company is included in other receivables on the balance sheets. During the nine month periods ended February 28, 1994 and 1993, the Company sold approximately $69,575,000 and $55,374,000, respectively, of certain qualifying receivables.

  The Company has recognized a provision for costs on sale of accounts receivable of approximately $2,495,000 and $2,202,000 for the nine months ended February 28, 1994 and 1993, respectively.

              GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


3. SUBORDINATED DEBT:

  On February 1, 1994, the Company redeemed $2,868,000 of 16% subordinated debentures due December 31, 1994. The debentures were redeemed at par plus accrued interest to the date of redemption.


4. COMMITMENTS AND CONTINGENCIES:


  In September, 1992 a class action law suit was commenced against the Company, GMS Management, Inc., and various current or former officers of the Company in the United States District Court for the Eastern District of Pennsylvania. The Complaint alleges that, among other things, various reports and press releases issued by the Company misrepresented and omitted to state adverse material facts concerning the quality of care given at two nursing homes previously managed by the Company. The plaintiff did not seek a specified sum other than "to pay to plaintiff and to all members of the class damages in an amount to be proven at trial, with interest thereon." The Company and the individual defendants deny any wrong doing and are vigorously defending this action.

  The Company is involved in various routine government inquiries, audit surveys and administrative proceedings concerning the activities and operations of both its GeriMed Services Group and Life Support Medical Group.

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

ITEM 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


INTRODUCTION

Geriatric & Medical Companies, Inc. is a diversified health care provider that is currently structured into two distinct groups: the GERIMED SERVICES GROUP and the LIFE SUPPORT MEDICAL GROUP.

The GERIMED SERVICES GROUP owns and operates twenty-four long term care and residential facilities. In addition, this Group provides financial services, insurance and real estate development services to the long-term care marketplace in Pennsylvania and New Jersey.

The LIFE SUPPORT MEDICAL GROUP provides pharmaceutical and specialized patient care products, enteral/infusion therapy, respiratory therapy, durable medical equipment, pain management, antibiotic and hydration therapies, portable diagnostic services and ambulance transportation to long-term care facilities and/or homebound patients. These services include providing urological and ostomy products, respiratory services and equipment, decubitus care supplies and prescription and non-prescription drugs. In addition, this group provides hospitality services which include dietary, housekeeping and laundry services to facilities serviced within the GeriMed Services Group and outside long term care facilities.

RESULTS OF OPERATIONS

Consolidated net operating revenues for the three months ended February 28, 1994 are $43,520,000 as compared to $40,781,000 for the three months ended February 28, 1993, an increase of $2,739,000 or 6.7%. Net operating revenues for the nine months ended February 28, 1994 are $130,977,000 compared to $122,625,000 for the same period last year, an increase of $8,352,000 or 6.8%.

Total expenses for the third quarter of fiscal 1994 are $38,849,000 compared to $37,056,000 for the same period last year, an increase of $1,793,000 or 4.8%. Total expenses for the first nine months of fiscal 1994 are $116,560,000 compared to $110,828,000 for the same period last year, an increase of $5,732,000 or 5.2%.

Operating income for the three months is $4,671,000 compared to $3,725,000 for the three months ended February 28, 1993, an increase of $946,000 or 25.4%. Operating income for the nine months is $14,417,000 compared to $11,797,000 for the nine months ended February 28, 1993, an increase of $2,620,000 or 22.2%.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                                  (CONTINUED)




Nonoperating loss for the three months is $910,000 compared to nonoperating income of $142,000 for the three months ended February 28, 1993. The variance is principally the result of the recognition in fiscal 1993 of gains and deferred income related to asset sales. Nonoperating loss for the nine months is $2,590,000 versus $933,000 for the nine months ended February 28, 1993, an increase of $1,657,000. This increase is attributable to an increase in the provision for costs on sale of accounts receivable (see Note 2 of the Notes to Consolidated Financial Statements) in fiscal 1994 and the recognition in fiscal 1993 of gains and deferred income related to asset sales.

Net interest expense for the three months is $2,725,000 compared to $2,877,000 for the same period last year, a decrease of $152,000 or 5.3%. This decrease is attributable to the repayment of $2,868,000 of 16% subordinate debentures and the recognition of interest income on outstanding receivables. Net interest expense for the nine months is $8,639,000 compared to $8,530,000 for the same period last year, an increase of $109,000 or 1.3%. This increase is principally the result of a higher interest rate associated with the Company's accounts receivable financing agreement entered into on November 4, 1993 (see
Note 2 of the Notes to Consolidated Financial Statements).

Net income for the three months is $778,000 compared to $743,000 for the same period last year, an increase of $35,000 or 4.7%. Net income for the nine months is $2,385,000 compared to $1,751,000 for the same period last year, an increase of $634,000 or 36.2%.

GROUP NET OPERATING REVENUES AND OPERATING INCOME FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 1994 AND FEBRUARY 28, 1993

($'s in thousands)
                                Three months ended                           Nine months ended
                                ------------------                          --------------------
                                Feb. 28,   Feb. 28,  Increase      %        Feb. 28,    Feb. 28,                       %
Operating Revenues, Net:          1994     1993(a)  (Decrease)   Change       1994       1993(a)       Increase      Change
- -----------------------         --------  --------- ----------   ------     --------    ---------     ---------      ------

GeriMed Services Group           $31,543  $30,146     $ 1,397     4.6%      $  94,323     $ 89,559      $ 4,764        5.3%
Life Support Medical
 Group                            11,977   10,635       1,342    12.6%         36,654       33,066        3,588       10.9%
                                 -------  -------     -------               ---------      -------       ------

          Total                  $43,520  $40,781     $ 2,739     6.7%      $ 130,977     $122,625      $ 8,352        6.8%
                                 =======  =======     =======               =========     ========      =======

Operating Income:
- ----------------

GeriMed Services Group           $ 3,577  $ 2,455     $ 1,122    45.7%      $  10,183     $  9,149      $ 1,034       11.3%
Life Support Medical
  Group                            1,094    1,270        (176)   13.9%          4,234        2,648        1,586       59.9%
                                 -------  -------     -------               ---------     --------      -------

          Total                  $ 4,671  $ 3,725     $   946    25.4%      $  14,417     $ 11,797      $ 2,620       22.2%
                                 =======  =======     =======               =========     ========      =======

(a) Reclassified for comparative purposes.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                                  (CONTINUED)




CHANGES TO GROUP NET OPERATING REVENUES AND OPERATING INCOME FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 1994 AND FEBRUARY 28, 1993



GERIMED SERVICES GROUP

For the three month period, net operating revenues increased $1,397,000 or 4.6% compared to the same period last year. For the nine months ended February 28, 1994, net operating revenues increased $4,764,000 or 5.3% compared to the same period last year. These increases are primarily attributable to improved reimbursement from government programs, higher room rates for private pay patients, new bed additions and other rate increases. Total expenses increased $275,000 or 1.0% and $3,730,000 or 4.6% for the three and nine month periods ended February 28, 1994 compared to the same periods last year due to costs associated with growth in revenues net of the effect of the implementation of cost efficiency programs.

LIFE SUPPORT MEDICAL GROUP

For the three month period ended February 28, 1994, net operating revenues increased $1,342,000 and operating income decreased $176,000 over the same period last year. The increase in net operating revenues for the three month period ended February 28, 1994 over the same period last year resulted primarily from expansion of the ambulance and hospitality services through contracts with new accounts. The decrease in operating income is principally related to costs incurred to expand into new market areas and change in government reimbursement and regulation in the home care and supplies market. For the nine month period ending February 28, 1994, operating revenues increased $3,588,000 over the same period last year. This increase resulted primarily from growth from the ambulance transportation and hospitality services. Operating income for the nine months ended February 28, 1994 increased $1,586,000 over the same period last year. This increase is primarily due to cost containment and efficiency programs implemented.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                                  (CONTINUED)




LIQUIDITY AND CAPITAL RESOURCES

During fiscal 1993, the Company remarketed approximately $7,705,000 of Industrial Development Bonds, a portion of which was used to cancel cash collateralized letters of credit. This resulted in working capital of $2,366,000 during fiscal 1993. The Company remarketed $1,315,000 in July, 1993 which resulted in $1,137,000 of additional working capital.

On February 28, 1993 Tomahawk Capital Investments, Inc., (Tomahawk) which is controlled by the Chairman of the Board of the Company, purchased a note receivable of the Company for $773,000 cash, plus accrued interest of $57,000, the fair market value of the note as established by an independent appraisal.

On May 31, 1993, the Company sold its Mount Laurel, New Jersey facilities to Tomahawk for a purchase price of $8,500,000, the fair market value as established by an independent appraisal. The Company received $2,500,000 in cash and a $6,000,000 note bearing interest at nine percent (9%) per annum.
The note is based on a 25-year amortization with a balloon payment due June of 2005. Tomahawk prepaid $1,000,000 of this note including accrued interest in January 1994. The prepayment was used to redeem the 16% subordinate debentures in February 1994.

Effective November 4, 1993 the Company entered into an accounts receivable funding facility pursuant to which the Company may sell, on a continuing basis, up to $25,000,000 of certain eligible accounts receivable.

The Company redeemed $2.8 million of 16% subordinated debentures due December 31, 1994 on February 1, 1994 at par plus accrued interest. The Company funded this redemption through the collection of outstanding accounts receivables and the prepayment of the mortgage and interest discussed above.

A substantial part of the Company's revenues consist of reimbursement under the Pennsylvania Medicaid Program, a retrospective cost based program that typically results in the generation of large receivables which are periodically settled. Pennsylvania presently plans to switch to a prospective Medicaid reimbursement system effective July 1994, which may reduce some of the fluctuations in the Company's cash flow. The State of Pennsylvania increased its rates as of July

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION
                                  (CONTINUED)




1, 1992 and July 1, 1993. The Company expects these increases to improve its working capital in fiscal 1994.

The Company instituted a cost reduction program and expects to improve its working capital through additional efficiencies and cost reductions through systems development. The Company further intends to meet its working capital requirements from payments to be received on amounts due from third party payors, increased rates, financing arrangements and/or the sale and refinancing of other assets.

At February 28, 1994, the Company has restricted cash of approximately $2,509,000 to be used for capital improvements and construction projects. The Company has no significant capital commitments which are not fully funded in the restricted cash accounts.

PART II   OTHER INFORMATION


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)       Exhibits

                    None.

          (b)       Reports on Form 8-K

                    None.

                                   SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GERIATRIC & MEDICAL COMPANIES, INC.
April 14, 1994



                                              By:          /s/ James J. O'Malley
                                                 -------------------------------
                                                               James J. O'Malley
                                                              Vice President and
                                                         Chief Financial Officer