Form 10-K405
period 1994-05-31
GERIATRIC & MEDICAL COMPANIES INC
filed 1994-10-12
CIK 41147

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

     For the Fiscal Year Ended May 31, 1994

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER 0-3997

                      GERIATRIC & MEDICAL COMPANIES, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in the charter)

                              Delaware                                               23-1713341
- -----------------------------------------------------------  -----------------------------------------------------------
               (State or other jurisdiction                                         (IRS Employer
             of incorporation or organization)                                 Identification Number)

             5601 Chestnut Street, Philadelphia, Pennsylvania 19139
       ------------------------------------------------------------------
          (Address of principal executive offices)         (zip code)

       Registrant's telephone number, including area code (215) 476-2250

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                 _________Common Stock, $.10 par value_________
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes __X__ No _____

On October 6, 1994, the aggregate market value of the registrant's Common Stock, $.10 par value (its only voting stock), held by non-affiliates of the registrant was $23,013,916.

On October 6, 1994, there were 15,202,629 shares of the registrant's Common Stock, $.10 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

ITEM 1. BUSINESS

     Geriatric & Medical Companies, Inc., a Delaware Corporation organized in July, 1968, (hereinafter, together with its subsidiaries, referred to as the 'Company') is a holding company which conducts its business through its principal subsidiaries: Life Support Medical, Inc, (formerly known as the Life Support Medical Group) and Geriatric and Medical Services, Inc. (formerly known as the GeriMed Services Group) as described below.

                           LIFE SUPPORT MEDICAL, INC.

     Through its subsidiaries listed below, Life Support Medical, Inc. (LSM) provides a broad line of healthcare support services to the managed care industry, including long term care facilities, hospitals, health maintenance organizations (HMO's), and physician groups. LSM operates from multiple locations in New Jersey and Pennsylvania.

     LIFE SUPPORT AMBULANCE, INC. (LSA) provides a full range of medical transport services, including basic life support, advanced life support, critical care and coach transportation. LSA is fully accredited by the Commission on Accreditation of Ambulance Services and utilizes state-of-the-art, high-tech computer aided dispatch and a satellite vehicle tracking system to deliver these services on a cost effective basis. UNITED HEALTH CARE SERVICES, INC. (UHCS) provides infusion, parenteral/enteral nutrition, respiratory therapy, medical equipment and supplies to adult and pediatric patients, primarily in the home care setting. UHCS is accredited by the Joint Commission on the Accreditation of Healthcare Organizations (JCAHO).

     INNOVATIVE PHARMACY SERVICES, INC. (IPS) is a full service institutional pharmacy which provides Prescription and Non-prescription Medications, Infusion, Parenteral/Enteral Nutritional and Medical Supplies to approximately 6,200 long-term care and residential beds.

     HEALTHCARE HOSPITALITY SERVICES (HCHS) is a provider of contract management services including dietary, housekeeping, laundry, pest control, plant operations and facilities management to approximately 6,600 long term care, residential and independent living beds.

     DIVERSIFIED DIAGNOSTICS, INC. (Diversified) and Rehab Technologies, Inc. (Rehab) provide diagnostic and rehabilitative management services to approximately 6,500 long term care and residential beds. Diversified is a provider of portable x-ray, echocardiograms, Holter Monitor, electrocardiograms, Doppler Studies, pacemaker evaluation and ultrasound. Rehab supplies a comprehensive therapy and management program which includes: occupational therapy, physical therapy and speech therapy services.

                      GERIATRIC AND MEDICAL SERVICES, INC.

     Through its subsidiaries and divisions, Geriatric and Medical Services, Inc. (GMS) owns, operates and provides services to long term care, residential and independent living facilities in Pennsylvania and New Jersey. The services provided include management and consulting, financial and information, and insurance.

     MANAGEMENT AND CONSULTING SERVICES. GMS, through its various subsidiaries, provides management and consulting services to approximately 3,900 beds, principally its owned facilities. Generally, subject to the terms of the specific contractual arrangement, GMS will act as the general manager for the facility and monitor substantial compliance with all licensure and certification requirements applicable to the facility and the operations conducted at the facility. GMS also conducts comprehensive quality assurance reviews and monitors each facility for substantial compliance with Federal and State regulations. As general manager for the facility, GMS has the overall responsibility for the daily operation of the facility in conformity with pre-established budgetary guidelines and monitors the quality of services provided to the facility by other service contractors. The long-term care facilities managed by GMS provide services to patients ranging from subacute rehabilition units, to skilled nursing care for bedridden patients to basic nursing care for custodial or ambulatory patients. Services provided include the prescribed type of nursing care, room and board, special diets as needed, occupational, physical and recreational therapy and other services as specified by the patient's physician. Staff size and composition vary depending on the size and location of the facility, acuity or level of care, and state requirements.

     The residential and independent living facilities operated by GMS are available for rental without regard to age; however, substantially all residents are senior citizens. Services at these facilities include meals, recreation and housekeeping, but generally only limited nursing care. Each of these facilities is subject to various state and local licensing requirements and building codes.

     HEALTHCARE FINANCIAL SERVICES AND INFORMATION SYSTEMS. Through its GMC Financial Services, Inc. subsidiary, GMS provides accounting, financing, management information, health care benefit management and insurance services to approximately 5,300 long term care and residential beds.

     The following table sets forth pertinent information concerning the long-term care, residential and independent living facilities operated by the Company.

                                                                                   NUMBER OF          LICENSED BEDS
                                                                                  FACILITIES         OR UNITS AS OF
                                                                                 OPERATED (1)       MAY 31, 1994 (1)
                                                                              -------------------  -------------------
LONG TERM CARE FACILITIES
  New Jersey................................................................               9                1,686
  Pennsylvania..............................................................               9                1,479
                                                                                          --
                                                                                                          -------
        Total...............................................................              18                3,165
                                                                                          --
                                                                                          --
                                                                                                          -------
                                                                                                          -------
RESIDENTIAL FACILITIES
  New Jersey................................................................               5                  177
  Pennsylvania..............................................................               3                  266
                                                                                          --
                                                                                                          -------
        Total...............................................................               8                  443
                                                                                          --
                                                                                                          -------
INDEPENDENT LIVING FACILITIES (2)
  Pennsylvania..............................................................               2                  296
                                                                                          --
                                                                                                          -------
        Grand Total.........................................................              28                3,904
                                                                                          --
                                                                                          --
                                                                                                          -------
                                                                                                          -------

- ------------------
(1) Includes a long term care facility of 280 beds and a residential facility of 55 beds which are owned by a Company controlled by the Chairman of the Board, President and Chief Executive Officer of the Company. These facilities were managed by the Company as of May 31, 1994.
(2) Facilities managed by the Company

     The Company has obtained Certificates of Need and will add 123 nursing home beds to 3 existing facilities in New Jersey and Pennsylvania during fiscal 1995. In addition, the Company is currently developing a 120 bed facility in Pennsylvania and a 60 bed nursing home and 60 bed residential facility in New Jersey. Certificates of Need have been obtained for both projects with construction anticipated to commence during fiscal 1995.

OTHER FACTORS MARKETING

     The Company engages in local marketing efforts to promote and maintain occupancy rates and to improve its quality mix. The Company's marketing activities are conducted primarily by each facility and business unit who seek to establish relationships with referring physicians, hospital discharge planners, social workers, community organizations and other support groups.

     The Company is increasingly concentrating its market efforts to managed care and insurance companies, as well as hospital executives and discharge planners, thereby developing referral sources for both LSM and GMS.

THIRD PARTY PAYOR PROGRAMS

     The Company derives substantially all its revenues from third party payors, including Medicare, Medicaid and private insurers. The collection of accounts receivable from third party payors is critical to the Company's success and therefore is a high priority for all levels of management. Funds received under Medicare and Medicaid by all companies in the health care industry are subject to audit with respect to the proper application of various regulations and payment formulas. Such audits can result in retroactive adjustments resulting in amounts due to or from the governmental agency. While the Company believes that the charges it has submitted are appropriate, no assurance can be given that such adjustments will not be made, and if made, that they will not be material.

     The levels of revenues and profitability of the Company, like those of other health care companies, are affected by the continuing efforts of third party payors to contain or reduce the costs of health care by lowering reimbursement rates, increasing case management review of services and negotiating contract pricing. The implementation of managed care programs either mandated by government action or adopted by the industry is expected to continue to bring additional pressures on pricing. Such programs also favor providers who can efficiently deliver a continuum of products and services to a large defined population on a captitated basis. Home health, long term care facilities and other sub-acute care facilities, which are generally less costly to third party payors than hospital-based care, have benefitted from those cost containment objectives. However, as expenditures in these segments continue to grow, initiatives aimed at reducing the costs of health care delivery at non-hospital sites are increasing. Such initiatives have been implemented in the past and have negatively impacted the operating results of LSM. A significant change in coverage or a reduction in payment rates by third party payors would have a material adverse effect upon the Company's business and financial condition.

     All of the Company's long-term care facilities are currently certified and substantially all of the Company's other business units are qualified to receive payments under Medicare, and all are certified under the Medicaid programs of the Commonwealth of Pennsylvania or the State of New Jersey to provide medical assistance to the 'medically indigent'. Both initial and continuing certification or qualification to participate in such programs is dependent upon many factors including, among others, accommodations, equipment, services, patient care, safety, personnel, physical environment, and adequate policies, procedures and controls.

     The Company's long-term care facilities are primarily made up of Medicaid, Medicare and private pay patients. During the fiscal year ended May 31, 1994, the total number of patient days at the long-term care facilities owned by the Company were attributable to: 81% Medicaid patients, 5% Medicare patients and 14% private pay and other patients, and the related revenues earned were from:
77% Medicaid patients, 9% Medicare patients and 14% private pay and other patients. Revenues derived with respect to products and services provided by LSM were attributable 20% from Medicaid, 26% from Medicare and 54% from private insurance and private pay.

     The Company is dependent upon the continuation of the present reimbursement system, or something similar thereto, pursuant to which third-party payors (principally Medicaid and Medicare) pay for the services and products provided by the Company.

     Because of the significance of Medicaid Reimbursement on the Company's operations, significant increases in costs have an adverse impact on the Company's operating results. This occurs because the Medicaid reimbursement rates set by each state, which are applicable throughout the ensuing year, are established periodically and are based on historical data. Additionally, the Company tends to build up Medicaid receivables due to differences between interim payments and final cost report audits and settlements. Although Pennsylvania Medicaid regulations require audits within one year of the filing of cost reports and the audit of the Medicare home office cost report, audits and settlements thereof may take up to four years after the costs involved are incurred.

     Both the Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy, determinations by the Medicare carrier and governmental funding restrictions, all of which may materially increase or decrease the rate of program payments to health care providers. Congress is attempting to limit the growth of Federal spending on health care programs, including limitations on payments under the Medicare and Medicaid programs. The Company can give no assurance that payments under such programs will in the future remain at a level comparable to the present level. See 'Healthcare Reform' below.

GOVERNMENT REGULATION

     The Federal government and each state in which the Company currently operates regulate various aspects of its business. LSM's pharmacy operations are subject to the Federal laws covering the repackaging and dispensing of drugs. LSM is also subject to Federal laws covering the dispensing of oxygen and interstate motor-carrier transportation, as well as state laws governing pharmacies, nursing services and certain types of home health care activities. The failure to obtain, renew or maintain any of the required regulatory approvals or licenses could adversely affect expansion of the business conducted by the Company and could prevent the delivery of one or more products and services.

     Operation and development of long term care facilities are subject to various federal, state and local statutes and regulations. The states in which the Company operates have statutes which require that prior to the addition or construction of new beds, the addition of new services or certain capital expenditures in excess of defined levels, the Company must obtain a certificate of need ('CON') which certifies that the state has made a determination that a need exists for such new or additional beds, new services or capital expenditures. These state determinations of need or CON programs are designed to comply with certain minimum Federal standards and to enable states to participate in certain federal and state health related programs. Elimination or relaxation of CON requirements may result in increased competition and may also result in increased expansion possibilities.

     Since August 1982, Pennsylvania has refused to reimburse long time care providers for depreciation and interest on facilities built after that date even though the Commonwealth issued a CON for the facility. The Company has received legal counsel opinion that Pennsylvania's position violates various provisions of federal law. The Company is negotiating to receive reimbursement for the beds it has added since August 1982 and if it is not successful, the Company is prepared to litigate the issue. Even if the Company is successful, there is no assurance that the amount of reimbursement will be sufficient to cover all costs incurred.

     The Company presently has CON applications in Pennsylvania pertaining to 330 beds.

     The Company's long term care facilities are also subject to licensure regulations. Each of the long term care facilities is licensed as a nursing facility. The Company believes it is in substantial compliance with all material statues and regulations applicable to its long term care, residential and independent living facilities. In addition, all healthcare facilities are subject to various local building codes and other ordinances. It is not possible to predict the content or impact of future legislation and regulations affecting the healthcare industry.

     State and local agencies survey all long term care facilities on a regular basis to determine whether such facilities are in compliance with governmental operating and health standards and conditions for participation in government medical assistance programs. Such surveys include review of patient utilization of healthcare facilities and standards for patient care. The Company endeavors to maintain and operate its facilities in substantial compliance with all such standards and conditions. However, in the ordinary course of business the facilities receive notices of deficiencies for failure to comply with various regulatory requirements. Generally, the facility and the reviewing agency will agree upon the measures to be taken to bring the facility into compliance with the regulatory requirements. In some cases or upon repeat violations, the reviewing agency may take adverse actions against a facility, including the imposition of fines, temporary suspension of admission of new patients to the facility ('bed holds'), suspension or decertification from participation in the Medicare or Medicaid programs, and, in extreme circumstances, revocation of a facility's license. These adverse actions may adversely affect the ability of a facility to operate or to provide certain services and its eligibility to participate in the Medicare or Medicaid programs. In addition, such adverse actions may adversely affect other facilities operated by the Company. Certain of the Company's owned or managed facilities have in the past received notices from governmental agencies to the effect that if certain alleged deficiencies are not rectified, such facilities would be decertified from participation in Medicare and Medicaid programs. In all such cases, the alleged deficiencies were rectified before any such facilities were decertified. Enforcement of these regulations is becoming more stringent. As a result the Company has in recent years experienced bed holds in certain facilities and other administrative activities, however, the Company has not had any of its operating licenses revoked. The Company believes that such actions will not have a material impact on its operations or financial condition. See 'Business -- Federal and State Assistance Programs' and 'Business -- Legal Proceedings.'

     As a provider of services under the Medicare and Medicaid programs, the Company is subject to the Medicare and Medicaid fraud and abuse laws. These laws prohibit any bribe, kickback or rebate in return for the referral of Medicare or Medicaid patients. Violations of these provisions may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. In July 1991, the Office of the Inspector General of the United States Department of Health and Human Services promulgated regulations setting forth certain safe harbors under the fraud and abuse laws (the 'Safe Harbors'). These laws and regulations were updated under OBRA'93 and pursuant to clarifying regulations adopted in July, 1994. In addition, certain states in which the Company operates have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers, if such arrangements are designed to induce or encourage the referral of patients to a particular provider. Possible sanctions for violation of these state-created restrictions include loss of licensure and civil and criminal penalties.

     Such laws and regulations vary from state to state, often are vague and seldom have been interpreted by the courts or regulatory agencies. Some states enacted laws which, with some exceptions, have the effect of prohibiting a physician from referring to an ancillary service which the physician has either an ownership interest or a contractual arrangement. As a result of the various statutes and interpretations, the Company has reviewed its joint venture and management arrangements and has terminated these arrangements as deemed appropriate. The Company believes that its operations including joint venture and management arrangements with other health care providers substantially comply with applicable laws and regulations; however, there can be no assurance that judicial or administrative interpretation of existing laws, including the fraud and abuse laws, or legislative enactment of new laws will not have a material adverse effect on the Company's business. The Company's subsidiary, United Health Care Services, Inc. ('United') had been involved in certain joint ventures, most of which were in place when the Company purchased United, which were subsequently terminated. In connection with a recent review of such arrangements in the industry, the Company was requested by the Office of the United States Attorney for the Eastern District of Pennsylvania and the Commonwealth of Pennsylvania, Department of Welfare to provide certain information concerning such joint venture arrangements. As a result of such inquiry, the Company has reached a tentative settlement with the Office of the United States Attorney for the Eastern District of Pennsylvania and is discussing a settlement with the Commonwealth of Pennsylvania Department of Public Welfare regarding such joint ventures. (See Item 3 'Legal Proceedings'.)

     The Medicare program consists of two separate insurance programs: 'Hospital Insurance,' Part A, provides certain benefits covering inpatient hospital, nursing facility, home health and hospice services; and 'Supplementary Medical Insurance,' Part B of the Social Security Act, provides benefits in the areas of outpatient hospital visits, physician services, pertaining to other types of outpatient services, respiratory therapy, infusion therapy, home medical equipment and prosthetic devices. The Company is an authorized supplier eligible to receive direct reimbursement under Medicare Part B. Health care providers must meet 'conditions of participation' to receive Medicare payments. The conditions of participation are Federal requirements intended to insure the quality of the medical services provided. Part A providers such as hospitals and skilled nursing facilities are required to sign a provider agreement to participate in Medicare.

     Under Part B, there is an annual deductible of $100 that the beneficiary must pay before Medicare will make any payments. After the Part B deductible is satisfied, Medicare will ordinarily pay 80% of the Medicare-approved payment amount, and the beneficiary is responsible for paying the remaining 20%. If a patient or customer is not covered by a medigap policy, the ability of the Company to collect the 20% Part B co-pay is limited.

     OBRA 1987 created six categories for durable medical equipment reimbursement under the Medicare Part B program. OBRA 1987 also defined whether products would be paid for on a rental or sale basis and established fixed payment rates for oxygen service as well as a 15-month rental ceiling on certain medical equipment. The Omnibus Budget Reconciliation Act of 1990 ('OBRA 1990') made new changes to Medicare Part B reimbursement that were implemented in 1991. The substantive changes included a national standardization of Medicare rates for certain equipment categories and reductions in amounts paid for certain durable medical equipment. The changes mandated by OBRA'93 are not expected to have a material effect on the Company.

QUALITY ASSURANCE

     The Company maintains quality assurance programs in all of its operating entities. The Quality Review Committee of the Board of Directors reviews and maintains these programs and reports to the Board with respect to compliance with these programs.

COMPETITION

     A dramatic growth in the health care market in recent years has attracted a large number of providers, some of which are national in scope and a greater number of which, like the Company, operate only in limited geographic areas. Accordingly, the market for health care service is highly competitive. Competition is encountered from a variety of health care organizations including major national chains which are larger than the Company. Some existing competitors in the home health care business also manufacture their own products and equipment. Other competitors include health care organizations, hospital and health maintenance organizations. Some of the significant competitive factors include reputation, quality and diversity of services offered, family and physician preferences, referral networks and price. The Company's ability to successfully compete in the delivery of health care services is dependent, among other things, on its ability to adjust to a changing regulatory environment, obtain payment from third-party payors, control costs, deliver a consistently high quality of care, adapt to the changing needs of the population it serves and position itself to provide a continuum of cost efficient products and services to the managed care industry.

     The long-term care, residential and independent living facilities operated by the Company compete with all types of health care facilities, nursing and convalescent centers, extended care centers, retirement facilities and communities, and similar institutions. There are a large number of skilled nursing facilities and other facilities in each of the geographic areas served by the Company's facilities. The degree of success with which the Company's care facilities compete varies from location to location and is dependent on a number of factors. The Company believes that the quality of care provided, reputation and physical appearance of facilities, and in the case of private patients, charges for services, are significant competitive factors. There is limited, if any, competition in price with respect to Medicaid and Medicare patients, since revenues for services to such patients are strictly controlled and based on fixed rates and cost reimbursement principles. See 'Federal and State Assistance Programs', above. Provision of quality care by the Company is dependent in part on its ability to adequately staff its facilities.

HEALTHCARE REFORM

     The Clinton Administration has made healthcare reform one of its top priorities. The White House Task Force on Health Care Reform studied the issue of health care reform and presented its report and recommendations to the Administration. The Administration proposed health care reform legislation to Congress. Various other legislative and industry groups continue to study numerous health care issues, including access, delivery, and financing of long-term health care. These and other groups' recommendations will likely impact the form and content of future health care reform legislation. As a result, the Company is unable to predict the type of legislation or regulations that may be adopted affecting the future of the Health Care Industry and their impact on the Company. There can be no assurance that any health care reform will not adversely affect the Company's financial position or results of operations.

     Bills and proposed regulations have been pending in Pennsylvania to substantially change Pennsylvania's Medicaid System. The new System, expected to be implemented no later than July 1, 1994, was not adopted. The Company is not able to determine, at this time, whether or when a new system will be adopted, or, if adopted, the effect on the financial results of the Company.

LIABILITY INSURANCE

     In recent years, participants in the health care market have become subject to an increasing number of lawsuits alleging malpractice, product liability or related legal theories, many of which involve large claims and significant defense costs. The Company is from time to time subject to such suits as a result of the nature of its business. The Company currently maintains liability insurance intended to cover such claims. However, there can be no assurance that the coverage limits of the Company's insurance policies will be adequate. While the Company has been able to obtain liability insurance in the past, such insurance varies in cost, is difficult to obtain and may not be available in the future on acceptable terms or at all. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the Company and its financial condition.

     The Company currently has in force general liability insurance, including professional liability, with an aggregate annual limit of $11,000,000 covering operations at all of its owned long-term care and residential health care facilities and the other operations of the Company other than the ambulance services for which the limit of coverage is $3,000,000. In addition, the ambulance services has in force automobile insurance coverage with an aggregate annual limit of $1,000,000. The Company also currently has in force two general liability policies, with aggregate annual limits of $6,000,000 each, covering the operations of UHCS and IPS, respectively. These insurance policies have no deductibles, are subject to annual renewal, and provide coverage on a claims made basis for professional liability. All other policies provide coverage on an occurrence basis.

     The Company makes available health plan coverage to certain of its employees under a fully insured program. The Company also maintains retroactively rated workers' compensation insurance with an A+ rated insurance carrier in all states of operation. The Company has implemented and continues to maintain programs to minimize the number and severity of occurrences and to control the costs of existing and future claims. The Company's ultimate liability is limited under the terms of the worker's compensation insurance contracts and by state statute.

EMPLOYEES

     As of May 31, 1994, the Company employed approximately 4,150 full and part time employees. The majority of those employees, primarily the service worker employees of GMS, are represented by labor unions. The Company believes that its employee relations are generally satisfactory. However, it cannot predict the effect of organizational activities on its future operations. In the present labor market, the prospect of demands for higher wages or strikes is a possibility.

     The health care industry is labor intensive and dependent upon skilled personnel. On occasion, a shortage of skilled and entry level healthcare personnel may occur which could adversely affect the operating results of the Company.

     In the conduct of its business, the Company does not discriminate against any individual on account of his/her race, color, religion, sex, national origin or physical disability.

ITEM 2. PROPERTIES

     Reference is made to Item 1 of this Report for a description of the long-term care, residential and independent living facilities operated by the Company. All owned facilities listed in Item 1 are subject to mortgages. See
Note 2 of the Notes to Consolidated Financial Statements. In addition, the Company owns and occupies a 175,000 square foot building in West Philadelphia which houses its management and administrative activities as well as the operations of its pharmacy and durable medical equipment businesses. The Company believes that all of the properties are adequately maintained and are suitable for the purposes intended.

     The Company also holds various improved and unimproved properties for development which, in the aggregate, are not material.

ITEM 3. LEGAL PROCEEDINGS

     In September, 1992 a class action law suit was commenced against the Company, GMS Management, Inc., and various current or former officers of the Company in the United States District Court for the Eastern District of Pennsylvania. The Complaint alleges that, among other things, various reports and press releases issued by the Company misrepresented and omitted adverse material facts concerning the quality of care provided at two nursing facilities previously managed by a subsidiary of the Company. The plaintiff did not seek a specified sum other than 'to pay to plaintiff and to all members of the class damages in an amount to be proven at trial, with interest thereon.' Although the outcome cannot be predicted, the Company and the individual defendants deny any wrongdoing and are vigorously defending this action. A trial of this law suit is scheduled to start in October, 1994.

     The Company's subsidiary UHCS was the subject of an inquiry by the Office of the United States Attorney for the Eastern District of Pennsylvania and the Commonwealth of Pennsylvania, Department of Public Welfare regarding its joint ventures and management arrangements. UHCS reached a tentative agreement with the United States Attorney whereby the Company will be required to pay $320,000 no later than September 30, 1994, $340,000 in September, 1995 and $440,000 in September, 1996. The Company is anticipates settling this matter with the Commonwealth of Pennsylvania.

     The Company is involved in routine government inquiries, audit surveys and administrative proceedings concerning its activities and operations. The Company is also involved in various claims and legal actions arising in the ordinary course of business. The Company believes that the outcome of all of these matters will not have a material adverse effect on the Company's operations, financial position and cash flows.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded in the over-the-counter market and listed on the Automated Quotations System of the National Association of Securities Dealers, Inc. (NASDAQ symbol: GEMC). The following table sets forth, for the fiscal periods indicated, the high and low sale prices of the Company's Common Stock as reported by the National Quotation Bureau, Inc., together with information concerning cash dividends paid per share during those periods. The following quotations represent prices between dealers and do not include retail markup, markdown, or commissions. They do not necessarily represent actual transactions. The high and low sales prices for each quarterly period for the two most recent fiscal years are:

                               HIGH        LOW      DIVIDENDS PER SHARE
                             ---------  ---------  ---------------------
FISCAL 1995
Second Quarter (Thru
October 6, 1994)...........  2 7/16     1 5/8                   --
First Quarter..............  3 1/16     2                       --

FISCAL 1994
Fourth Quarter.............  3 5/8      2 1/4                   --
Third Quarter..............  3 3/8      1 15/16                 --
Second Quarter.............  2 5/8      1 1/4                   --
First Quarter..............  2          1 3/8                   --

FISCAL 1993
Fourth Quarter.............  2 1/8      1 3/8                   --
Third Quarter..............  2 1/4      1 1/4                   --
Second Quarter.............  2 1/2      1 3/8                   --
First Quarter..............  3 3/8      2                       --

     On October 6, 1994, the last sale price for the Company's Common Stock was 2 1/4. As of May 31, 1994, the Company had 1,458 stockholders of record of its Common Stock.

     The Company did not declare or pay cash dividends in fiscal year 1994 and future dividends will depend, among other things, upon the earnings of the Company, its working capital needs, capital requirements, its debt service requirements, its general financial condition and other factors. Pursuant to a guaranty in connection with the issuance of certain 1992 tax-exempt bonds, the Company has agreed not to pay any dividends or make any distribution which could have the effect of reducing the Company's consolidated tangible net worth and subordinated indebtedness, if the Company's consolidated tangible net worth and subordinated indebtedness is at such time or would be reduced to less than $9,000,000. No assurance can be given that the Company will declare or pay dividends in the future. However, the Company has, in the past, declared and paid stock dividends in the form of stock splits.

ITEM 6. SELECTED FINANCIAL DATA

              GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED SELECTED FINANCIAL DATA*

                                                                    YEARS ENDED MAY 31,
                                              ---------------------------------------------------------------
                                                 1990         1991         1992         1993         1994
                                              -----------  -----------  -----------  -----------  -----------
Operating Revenues, Net.....................  $134,766,000  $144,633,000 $164,551,000  $164,364,000  $177,957,000
Income before Interest and Taxes (a)........  $ 16,817,000  $ 14,205,000 $ 10,986,000  $ 14,623,000  $  9,152,000
Interest Expense, Net.......................  $(10,589,000) $(10,096,000)$ (9,463,000) $(11,377,000) $(10,889,000)
Pre-Tax Income (Loss).......................  $  6,228,000  $  4,109,000 $  1,523,000  $  3,246,000  $ (1,737,000)
Income Tax Provision (Benefit)..............  $  2,492,000  $  2,014,000 $    380,000  $    812,000  $   (299,000)
Extraordinary Items:
  Utilization of Net Operating Loss
    Carryforwards...........................  $  2,492,000  $  1,400,000 $     66,000           --           --
  Extinguishment of Debt -- net of tax
    benefit.................................           --           --   $   (650,000)          --           --
Net Income (Loss)...........................  $  6,228,000  $  3,495,000 $    559,000  $ 2,434,000    $(1,438,000)
Per Common Share:
  Net Income (Loss) before
    Extraordinary Item(s)...................  $       .25  $       .14  $       .08  $       .16  $      (.09)
  Extraordinary Item(s).....................  $       .17  $       .09  $      (.04)          --           --
  Net Income (Loss).........................  $       .42  $       .23  $       .04  $       .16  $      (.09)
Cash Dividends Declared Per Common Share....           --           --           --           --           --

                                                                    YEARS ENDED MAY 31,
                                              ---------------------------------------------------------------
                                                 1990         1991         1992         1993         1994
                                              -----------  -----------  -----------  -----------  -----------
Total Assets*...............................  $137,280,000 $144,504,000 $163,479,000 $169,619,000 $162,724,000
Long-Term Debt and Subordinated
  Debentures (b)............................  $ 87,426,000 $ 75,991,000 $115,834,000 $122,582,000 $119,343,000
Shareholders' Equity........................  $  5,022,000 $  8,618,000 $  9,382,000 $ 11,951,000 $ 10,545,000
Patient Days (c)............................     1,158,221    1,061,035    1,039,403    1,039,204      983,671
Average Occupancy Based on Beds in
  Service (c)...............................           95%          94%          95%          94%          93%
Revenues from Government Programs (c).......           71%          71%          78%          83%          86%
Number of Company Employees.................         3,997        4,105        4,018        3,887        4,150
Number of Beds -- Operated..................         5,520        5,486        5,530        4,942        3,904

- ------------------

(a) Includes recognition of deferred and current gains on facilities sold:

1990        $11,814,000
1991         $4,452,000
1992         $3,175,000
1993         $6,365,000
1994         $1,576,000

(b) Excludes current portion of long-term debt and subordinated debentures.

(c) Pertains to owned long-term care facilities only.

* Reclassified for comparative purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Geriatric & Medical Companies, Inc. is a holding company which conducts its business through its principal subsidiaries: LIFE SUPPORT MEDICAL, INC. (LSM) (formerly known as the Life Support Medical Group) and GERIATRIC AND MEDICAL SERVICES, INC. (GMS) (formerly known as the GeriMed Services Group) as described below.

     LSM provides ambulance transportation services, home infusion therapy, home respiratory therapy, home medical equipment, pharmaceutical services, medical supplies and related billing services and intravenous therapy. This group also offers portable diagnostic services, speech, occupational and physical therapy, nutritional services, environmental services, facility maintenance, design, construction management services and a full range of health care financial and information services. The Company provides these services to other health care providers, long term care facilities, including its own facilities, health maintenance organizations and the home care health care market.

     GMS owns, operates and provides services to long term care, residential and independent living facilities. The services offered include management and consulting, financial information and insurance.

LIQUIDITY AND CAPITAL RESOURCES

     On May 31, 1993, the Company sold its Mount Laurel, New Jersey facilities to Tomahawk Capital Investments, Inc., (Tomahawk) which is controlled by the Chairman of the Board of the Company, for a purchase price of $8.5 million, the fair market value as established by an independent appraisal. The Company received $2.5 million in cash and a $6.0 million note bearing interest at nine percent (9%) per annum. The note is based on a 25-year amortization with a balloon payment due June of 2005. Tomahawk prepaid $1,000,000 of this note in January, 1994.

     During fiscal 1994, the Company refinanced approximately $1,315,000 of industrial development bonds, which allowed the Company to replace cash collateralized letters of credit with other property. This resulted in additional working capital of $1,197,000 during fiscal 1994.

     On November 4, 1993, the Company entered into a $25 million accounts receivables sale agreement, with recourse. This is a three year agreement with program costs charged at 9.84% of the outstanding receivables sold. The Company accounts for this as a sale of receivables. On May 19, 1994 the Company entered into an additional agreement to sell certain receivables due from third party payors. The program cost charged is 9.75% of outstanding amounts sold. The maximum amount to be sold under this agreement will be $5,000,000. The amount sold by the Company at May 31, 1994 under this agreement was $628,000. The agreement expires in November, 1997. The Company has accounted for the transaction as a sale of receivables (See Note 4 to the Notes to Consolidated Financial Statements.)

     The Company redeemed $2,868,000 of 16% subordinated debentures due December 31, 1994 on February 1, 1994 at par plus accrued interest. The Company funded this redemption through the collection of outstanding accounts receivables and the prepayment of the mortgage due from Tomahawk.

     A substantial part of the Company's revenues consists of reimbursements under the Pennsylvania Medicaid Program, a retrospective cost based program that typically results in the generation of large receivables which are periodically settled. Pennsylvania had planned to switch to a prospective Medicaid reimbursement system effective January, 1994 which did not occur. It is not known whether Pennsylvania will institute a prospective system during fiscal 1995 and the effects of the final plan on the cash flow or operations of the Company are not known. The Company anticipates the State of Pennsylvania increasing its rates as of July, 1994 and also anticipates Pennsylvania will pay tentative settlements on its fiscal 1994 cost reports during fiscal 1995.

     At May 31, 1994, the Company has restricted cash of approximately $1,733,000 to be used for capital improvements and construction projects. In addition to the capitalized improvements which will be funded from the restricted cash account the Company anticipates commencing construction on two facilities in fiscal 1995 for a total cost of $13,188,000. The Company has tentative commitments for $11,240,000 to finance construction. Of the remaining amount, approximately $1,250,000 has been funded and approximately $700,000 will need to be funded by the Company.

     The Company reached a tentative settlement with the Office of the United States Attorney for the Eastern District of Pennsylvania regarding the joint venture and management arrangements of its subsidiary United Health Care Services, Inc. whereby the Company will pay $320,000 by September 30, 1994, $340,000 by September 30, 1995 and $440,000 by September 30, 1996.

     The Company intends to meet its capital commitments and working capital requirements in fiscal 1995 from operations, existing financing arrangements including the $25 million and $5 million receivable funding facilities, or the sale or refinancing of other assets.

COMPARISON OF CONSOLIDATED RESULTS OF OPERATIONS FOR FISCAL 1994 AND FISCAL 1993

     The following table derived from the Company's consolidated statements of operations sets forth for the items listed the respective charges when compared between the periods:

                                                                                               INCREASE        %
                                                                       1994         1993      (DECREASE)    CHANGE
                                                                    -----------  -----------  -----------  ---------
Operating revenues, net...........................................  $   177,957  $   164,364   $  13,593         8.3%
Other revenues....................................................        1,576        6,654      (5,078)      (76.3)%
                                                                    -----------  -----------  -----------
                                                                        179,533      171,018       8,515         5.0%
                                                                    -----------  -----------  -----------
Operating expenses................................................      157,612      142,018      15,594        11.0%
Depreciation and amortization.....................................        9,238        9,000         238         2.6%
Interest expense, net.............................................       10,889       11,377        (488)       (4.3)%
Provision for costs on sale of accounts receivable................        3,531        5,377      (1,846)      (34.3)%
                                                                    -----------  -----------  -----------
                                                                        181,270      167,772      13,498         8.0%
                                                                    -----------  -----------  -----------
Income (loss) before taxes........................................       (1,737)       3,246      (4,983)     (153.5)%
Tax provision (benefit)...........................................         (299)         812      (1,111)     (136.8)%
Net income (loss).................................................  $    (1,438) $     2,434   $  (3,872)     (159.1)%
                                                                    -----------  -----------  -----------
                                                                    -----------  -----------  -----------

     Net loss was $1,438,000 for the twelve months ended May 31, 1994 compared to net income of $2,434,000 in 1993. Income (loss) before income taxes was a loss of $1,737,000 in 1994 compared to income of $3,246,000 in 1993 which includes $1,576,000 in 1994 and $6,365,000 in 1993 related to a gain on facilities sold and recognition of deferred income.

     Operating revenues increased $13,593,000 in 1994 when compared to 1993. LSM increased its operating revenues in 1994 when compared to 1993, by $4,062,000 principally as a result of increased volume in the ambulance, pharmaceuticals and hospitality businesses. GMS increased its operating revenues, $9,531,000 in 1994 compared with the same period in 1993. The increase resulted from an increase in rates from government and private payors of $9,665,000 and a reduction in the allowance for third party receivables of approximately $1,100,000 resulting from a change in the estimation of the allowance needed for various issues. These increases were offset by a decrease in revenue related to the sale of a facility on May 31, 1993 which was offset by staffing and other services provided to the new owners and 60 new beds added during fiscal, 1994. The net effect of these items was a net loss of revenue of approximately $811,000. In addition, management fees decreased by approximately $423,000 resulting from the termination of substantially all non owned management agreements. These terminations represent a change in business whereby the Company will emphasize providing support services versus general management to long term care facilities. The Company anticipates replacing these revenues in fiscal 1995 through bed additions and an increase in other services.

     Operating expenses increased $15,594,000 in 1994 compared to 1993. LSM operating expenses increased $8,027,000 in 1994 resulting primarily from the Company providing a non cash charge of approximately $4,500,000 for possible uncollectible receivables. The Company completed in 1994 the installation of new billing and collection systems for several of the entities within LSM and has provided for possible uncollectibles related to receivables still outstanding on the replaced systems. In addition LSM recorded its estimate of a tentative settlement of $1,100,000 with the Office of the United States Attorney for the Eastern District of Pennsylvania and its anticipated settlement with the Commonwealth of Pennsylvania regarding joint ventures and management agreements (See Note 17 of the Notes to Consolidated Financial Statements). The remaining expense increase of $2,427,000 relates to increased volume at new and existing customers. GMS had an increase in operating expenses of $7,567,000 in 1994 relating principally to salary and other inflationary increases and the recording of a $700,000 non cash charge relating to a change in estimating workers' compensation expense in 1994.

     Depreciation and amortization increased $238,000 in 1994 as a result of the amortization of costs incurred in connection with bond refinancings in July 1993.

     Interest expense, net, for the year ended May 31, 1994 decreased approximately $488,000 over 1993. The net decrease is principally attributable to the redemption of $2.8 million of subordinated debentures in February 1, 1994 combined with capitalization of interest on construction and development projects.

COMPARISON OF CONSOLIDATED RESULTS OF OPERATIONS FOR FISCAL 1993 AND FISCAL 1992

     The following table derived from the Company's consolidated statements of operations sets forth, for the items listed, the respective changes when compared between the periods:

                                                                                               INCREASE        %
                                                                       1993         1992      (DECREASE)    CHANGE
                                                                    -----------  -----------  -----------  ---------
Operating revenues, net...........................................  $   164,364  $   164,551   $    (187)       (0.1)%
Other revenues....................................................        6,654        3,175       3,479       109.6%
                                                                    -----------  -----------  -----------
                                                                        171,018      167,726       3,292         2.0%
                                                                    -----------  -----------  -----------
Operating expenses................................................      142,018      146,123      (4,105)       (2.8)%
Depreciation and amortization.....................................        9,000        7,705       1,295        16.8%
Interest expense, net.............................................       11,377        9,463       1,914        20.2%
Provision for costs on sale of accounts receivable................        5,377        2,912       2,465        84.6%
                                                                    -----------  -----------  -----------
                                                                        167,772      166,203       1,569          .9%
                                                                    -----------  -----------  -----------
Income before taxes and extraordinary items.......................        3,246        1,523       1,723       113.1%
Tax provision.....................................................          812          380         432       113.7%
Income before extraordinary items.................................        2,434        1,143       1,291       113.0%
Extraordinary items, net..........................................           --         (584)        584       100.0%
                                                                    -----------  -----------  -----------
Net income........................................................  $     2,434  $       559   $   1,875       335.4%
                                                                    -----------  -----------  -----------
                                                                    -----------  -----------  -----------

     Net income was $2,434,000 for the year ended May 31, 1993, as compared to net income of $559,000 for the same period in 1992. Income before income taxes and extraordinary charges for 1993 was $3,246,000 compared to $1,523,000 for 1992. Other revenues in fiscal 1993 included $6,365,000 and fiscal 1992 included $3,175,000 related to recognition of deferred and current gains on facilities sold. During fiscal 1992, the Company recorded extraordinary items of $66,000 reflecting utilization of net operating loss carryforwards and an extraordinary charge of $650,000, net of tax, related to the early repayment and refinancing of its bank group debt.

     Operating revenues, decreased $187,000 in 1993 compared with the same period in 1992. LSM's operating revenues, decreased $2,661,000 resulting from discontinuance of certain product lines as a result of Medicare Part B Reimbursement changes, which totalled $5,096,000, offset by increased volume with new and existing customers totalling $2,435,000. GMS had an increase in operating revenues, of $2,474,000 in 1993 resulting primarily from increases in government reimbursement and private room rates totaling $5,780,000 offset by decreases in Medicare and Private census of $2,874,000 and decreased miscellaneous other items of $432,000.

     Operating expenses decreased in 1993 by $4,105,000 compared to the same period in 1992. LSM's operating expenses decreased $2,801,000 resulting from cost efficiencies and reductions, costs related to discontinuance of certain product lines offset by costs associated with volume increases. GMS decreased operating expenses by $1,304,000 principally as a result of cost reduction and efficiency programs.

     Depreciation and amortization expense increased $1,295,000 in fiscal 1993 compared to same period in 1992 relating to capital expenditures which were depreciated in 1993 and the amortization of financing costs related to the refinancing which occurred in April, 1992.

     Interest expense, net, for the year ended May 31, 1993 increased approximately $1,914,000 over last year. The net increase is attributed to additional debt combined with an increased weighted average interest rate.

     The increase in provision for costs on sale of accounts receivable is principally related to increased costs associated with the review, servicing and management of the receivables previously sold. The Company entered into an accounts receivable funding facility in November 1991 and thereby utilized such facility for six months in fiscal 1992 versus the full year in fiscal 1993.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company for the years ended May 31, 1994, 1993 and 1992, and the report of the Company's independent certified public accountants with respect thereto, are included in this report beginning on the following page.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
Board of Directors of
Geriatric & Medical Companies, Inc.
and Subsidiaries

We have audited the consolidated financial statements and the financial statement schedules of Geriatric & Medical Companies, Inc. and Subsidiaries listed in Item 14(a) of this form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geriatric & Medical Companies, Inc. and Subsidiaries as of May 31, 1994 and May 31, 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As more fully discussed in Note 17, a class action shareholder lawsuit has been brought against the Company. The ultimate outcome of the foregoing cannot presently be determined. Accordingly, no provision for any liability has been made to the accompanying consolidated financial statements.

2400 Eleven Penn Center
Philadelphia, Pennsylvania 19103
October 11, 1994

                                          COOPERS & LYBRAND, L.L.P.

              GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS EXCEPT PAR VALUES AND SHARES)

                                                                                                    MAY 31,
                                                                                              --------------------
                                                                                                1994       1993*
                                                                                              ---------  ---------
ASSETS
Current Assets:
  Cash......................................................................................  $     927  $   2,845
  Restricted cash...........................................................................        837        947
  Patients' funds...........................................................................        311        271
  Accounts receivable, net of allowance of $6,776 and $6,595 at May 31, 1994 and 1993,
    respectively............................................................................     20,716     19,231
  Other receivables, net of allowance of $975 at May 31, 1994 and 1993......................      5,555      4,741
  Prepaids and other assets.................................................................      4,039      4,332
  Inventories...............................................................................      4,204      4,612
  Due from third-party payors, net of allowance of $3,877 and $4,090 at May 31, 1994 and
    1993, respectively......................................................................      9,314      9,635
                                                                                              ---------  ---------
    Total current assets....................................................................     45,903     46,614
                                                                                              ---------  ---------
Property and equipment:
  Land......................................................................................      3,702      3,702
  Building and improvements.................................................................     89,471     84,097
  Equipment and fixtures....................................................................     36,248     36,425
  Construction-in-progress..................................................................     10,591      8,991
                                                                                              ---------  ---------
                                                                                                140,012    133,215
Less accumulated depreciation...............................................................     53,688     47,533
                                                                                              ---------  ---------
                                                                                                 86,324     85,682
                                                                                              ---------  ---------
Other noncurrent assets:
  Restricted cash...........................................................................      7,090     12,605
  Investments in joint ventures.............................................................        582        921
  Goodwill net of accumulated amortization of $245 and $166 at May 31, 1994 and 1993,
    respectively............................................................................      2,236      1,457
  Notes and other receivables...............................................................     10,432     11,459
  Deferred charges and other, net of amortization of $4,130 and $2,419 at May 31, 1994 and
    1993, respectively......................................................................     10,157     10,881
                                                                                              ---------  ---------
                                                                                                 30,497     37,323
                                                                                              ---------  ---------
                                                                                              $ 162,724  $ 169,619
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Current Liabilities:
  Current portion of long-term debt and subordinated debentures.............................  $   2,026  $   2,378
  Accounts payable..........................................................................     16,943     15,871
  Accrued expenses..........................................................................      9,937     11,539
                                                                                              ---------  ---------
    Total current liabilities...............................................................     28,906     29,788
                                                                                              ---------  ---------
Other long-term liabilities.................................................................      3,438      3,230
                                                                                              ---------  ---------
Long-term debt..............................................................................    119,343    119,714
                                                                                              ---------  ---------
Subordinated debentures.....................................................................         --      2,868
                                                                                              ---------  ---------
Deferred gains..............................................................................        492      2,068
                                                                                              ---------  ---------
Commitments and contingencies
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, $.10 par, authorized 15,000,000 shares; none were issued or
    outstanding.............................................................................         --         --
  Common Stock, $.10 par, authorized 30,000,000 shares in 1994 and 1993 issued and
    outstanding 15,159,661 and 15,273,531 in 1994 and 1993 respectively.....................      1,516      1,527
  Capital in excess of par value............................................................     14,601     14,558
  Accumulated deficit.......................................................................     (5,572)    (4,134)
                                                                                              ---------  ---------
                                                                                                 10,545     11,951
                                                                                              ---------  ---------
                                                                                              $ 162,724  $ 169,619
                                                                                              ---------  ---------
                                                                                              ---------  ---------

- ------------------
* Reclassified for comparative purposes

          See accompanying notes to consolidated financial statements.

              GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($'S IN THOUSANDS EXCEPT PER COMMON SHARE)

                                                                                      YEARS ENDED MAY 31,
                                                                             -------------------------------------
                                                                                1994         1993*        1992*
                                                                             -----------  -----------  -----------
Operating revenues, net....................................................  $   177,957  $   164,364  $   164,551
Other revenues.............................................................        1,576        6,654        3,175
                                                                             -----------  -----------  -----------
                                                                                 179,533      171,018      167,726
                                                                             -----------  -----------  -----------
Cost and Expenses:
Operating expenses.........................................................      157,612      142,018      146,123
Depreciation and amortization..............................................        9,238        9,000        7,705
Interest expense, net......................................................       10,889       11,377        9,463
Provision for costs on sale of accounts receivable.........................        3,531        5,377        2,912
                                                                             -----------  -----------  -----------
                                                                                 181,270      167,772      166,203
                                                                             -----------  -----------  -----------
Income (loss) before income taxes and extraordinary items..................       (1,737)       3,246        1,523
Income taxes...............................................................         (299)         812          380
                                                                             -----------  -----------  -----------
Income (loss) before extraordinary items...................................       (1,438)       2,434        1,143
Extraordinary Items:
Utilization of net operating loss carryforwards............................           --           --           66
Extinguishment of debt, net of $290 tax benefit............................           --           --         (650)
                                                                             -----------  -----------  -----------
Net Income (Loss)..........................................................  $    (1,438) $     2,434  $       559
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Earnings (Loss) per common share:
Income (Loss) before extraordinary items...................................  $     (0.09) $      0.16  $      0.08
Extraordinary items........................................................           --           --        (0.04)
                                                                             -----------  -----------  -----------
Net Income (Loss)..........................................................  $     (0.09) $      0.16  $      0.04
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

- ------------------
*Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

              GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($'S IN THOUSANDS)

                                                                                             YEARS ENDED MAY 31,
                                                                                       -------------------------------
                                                                                         1994       1993*      1992*
                                                                                       ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) before extraordinary items...........................................  $  (1,438) $   2,434  $   1,143
  Extraordinary items................................................................         --         --       (584)
                                                                                       ---------  ---------  ---------
  Net (loss) income..................................................................     (1,438)     2,434        559
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Provision for uncollectible accounts.............................................      7,102      3,855      7,184
    Depreciation and amortization....................................................      9,238      9,000      7,705
    Gain on sale of facilities and other assets, net and recognition of deferred
     income..........................................................................       (115)    (5,962)    (3,256)
    Noncash change in workers' compensation expense..................................       (405)        --         --
    Loss on extinguishment of debt...................................................         --         --        650
    (Increase) decrease in patients' funds and other, net............................        (40)        55        789
    Increase in accounts and other receivables.......................................     (9,401)    (8,892)   (17,178)
    (Increase) decrease in prepaids and other assets and inventories.................        701       (761)    (1,635)
    Decrease (increase) in net third-party payor amounts.............................        321     (2,604)     5,469
    Increase (decrease) in accounts payable and accrued expenses.....................     (1,098)     3,954        778
    Increase in other long-term liabilities..........................................        815         --         --
                                                                                       ---------  ---------  ---------
    Net cash provided by operating activities........................................      5,680      1,079      1,065
                                                                                       ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............................................................     (5,067)    (3,958)   (11,381)
  Capital expenditures financed by construction and property improvement funds.......     (4,450)   (10,121)        --
  Increase (decrease) in joint ventures, net.........................................        339       (301)       417
  Decrease in notes and other receivables............................................      1,027        233        394
  Other investing activities, net....................................................        323       (416)      (338)
  Proceeds from sale of facilities and other assets, net.............................         --      2,305         71
                                                                                       ---------  ---------  ---------
  Net cash used in investing activities..............................................     (7,828)   (12,258)   (10,837)
                                                                                       ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings...........................................................      7,545     19,294    119,961
  Repayment of debt and subordinated debentures......................................    (11,351)   (17,542)   (99,188)
  (Increase) decrease in restricted cash.............................................      5,625      9,056    (22,608)
  Expenditures for deferred charges..................................................     (1,621)    (1,405)    (4,359)
  Net proceeds from sale of accounts receivable net of $27,118 utilized in operating
    activities in fiscal 1992........................................................         --         --     18,326
  Proceeds from issuance of common stock.............................................         32         80         66
                                                                                       ---------  ---------  ---------
  Net cash provided by financing activities..........................................        230      9,483     12,198
                                                                                       ---------  ---------  ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.................................     (1,918)    (1,696)     2,426
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.......................................      2,845      4,541      2,115
                                                                                       ---------  ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR.............................................  $     927  $   2,845  $   4,541
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest.........................................................................  $  16,123  $  14,974  $  11,400
    Income taxes.....................................................................  $     179  $     129  $     586
SUPPLEMENTAL SCHEDULE OF NONCASH ITEMS:
  Note receivable from sale of facilities (see Note 3)...............................  $      --  $   6,000  $      --
  Note receivable charged to deferred income (see Note 3)............................  $      --  $     427  $      --
  Acquisition of ambulance company (see Note 3)......................................  $     683  $      --  $      --

- ------------------
* Reclassified for comparative purposes

          See accompanying notes to consolidated financial statements.

              GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED MAY 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

                                                                                            CAPITAL
                                                                         COMMON STOCK      IN EXCESS
                                                                     --------------------   OF PAR    ACCUMULATED
                                                                      SHARES     AMOUNT      VALUE      DEFICIT
                                                                     ---------  ---------  ---------  ------------
Balance, May 31, 1991..............................................     15,076  $   1,508  $  14,237   $   (7,127)
  Net Income.......................................................         --         --         --          559
  Restricted shares issued to key employees net of cancellations...         42          4         (4)          --
  Stock options exercised..........................................         55          5         61           --
  Amortization of unearned compensation............................         --         --        139           --
                                                                     ---------  ---------  ---------  ------------
Balance, May 31, 1992..............................................     15,173      1,517     14,433       (6,568)
  Net income.......................................................         --         --         --        2,434
  Restricted shares issued to key employees net of cancellations...         34          3         (3)          --
  Stock options exercised..........................................         67          7         73           --
  Amortization of unearned compensation............................         --         --         55           --
                                                                     ---------  ---------  ---------  ------------
Balance, May 31, 1993..............................................     15,274      1,527     14,558       (4,134)
  Net Loss.........................................................         --         --         --       (1,438)
  Restricted shares cancelled net of issued shares to key
     employees.....................................................       (153)       (15)        --           --
  Stock options exercised..........................................         39          4         43           --
                                                                     ---------  ---------  ---------  ------------
Balance, May 31, 1994..............................................     15,160  $   1,516  $  14,601   $   (5,572)
                                                                     ---------  ---------  ---------  ------------
                                                                     ---------  ---------  ---------  ------------

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(A) PRINCIPLES OF CONSOLIDATION AND PRESENTATION:

     The consolidated financial statements include the accounts of Geriatric & Medical Companies, Inc., and Subsidiaries and its investments in majority owned joint ventures hereafter referred to as the 'Company'. The Company uses the equity method to account for its ownership interest in other joint ventures. Under the equity method, the Company recognizes its proportionate share of the net income or loss of joint ventures currently, rather than when realized through dividends or disposals. All material intercompany transactions and accounts have been eliminated in consolidation.

(B) NET PATIENT SERVICE REVENUE:

     The Company's operations and cash flows are dependent upon the payments for patient services by third-party payors and, in particular, Federal and State administered programs. Reimbursement under these programs is limited to certain expenditures in accordance with Federal and State regulations and is subject to retroactive adjustment upon audit by Federal and State agencies. Accordingly, net patient service revenue is recorded at the estimated realizable amounts due from third-party payors and others.

     Differences between the amounts accrued and subsequent settlements will be recorded in operations in the year of settlement. Management maintains an allowance that it considers adequate to provide for potential disallowances on its recorded revenues under Federal and State administered programs. This allowance is based on the estimated net realizable value of the Company's revenues. Management periodically evaluates specific past experience and the results of the most recent regulatory examinations, as well as other relevant factors. While management uses the best information available to make such evaluations, no assurance can be given that future adjustments to the allowance may be necessary if regulatory agencies interpret the Company's claims for reimbursement on a basis different than the Company's historical experience with regulatory examinations.

     Although receivables due from third-party payors may be outstanding in excess of one year, in accordance with industry practices, such amounts are classified as current.

(C) CASH AND CASH EQUIVALENTS:

     For purposes of the statements of cash flows, the Company considers cash and cash equivalents to be cash on hand, cash in banks and overnight investments.

(D) RESTRICTED CASH:

     Restricted cash represents funds held in trust to be used for construction expenditures and to repay debt obligations.

(E) PATIENTS' FUNDS:

     Patients' funds represent cash balances which have been deposited by the Company into a separate bank account and are restricted for the use of patients. The related liability is included in accounts payable.

(F) INVENTORIES:

     Inventories, principally consisting of durable medical and respiratory therapy equipment, medical supplies and pharmaceuticals, are stated at the lower of cost or market. Cost is determined principally on the first-in, first-out basis (FIFO).

(G) PROPERTY, EQUIPMENT AND RELATED DEPRECIATION:

     Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method. The annual depreciation rates range from 2.5% to 10% for buildings and improvements and 5% to 33% for equipment and fixtures. Normal maintenance and repair costs are charged to expense as incurred. Major expenditures for renewals and betterments which extend useful lives are capitalized. Upon sale or retirement the costs and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in income.

(H) OTHER NONCURRENT ASSETS:

     Goodwill represents the excess of the cost of purchased businesses over the fair value of their net assets. Goodwill arising after October 31, 1970 is being amortized by the straight-line method over 40 years. Goodwill in the amount of $565,000 relating to acquisitions prior to November 1, 1970 is not being amortized. In the opinion of Management, there has been no impairment of goodwill.

     Notes and other receivables consist primarily of term loans, issuance cost loans and operating deficits advances related to facility sales.

     Costs incurred in obtaining long-term borrowings are amortized over the term of the loan. Pre-opening costs incurred in connection with the expansion of existing or with the construction of new long-term care facilities, are capitalized until the facility nursing units admit the initial patient or are substantially completed and then amortized using the straight-line method over a five-year period which coincides with the amortization period required by government reimbursement regulations.

(I) INCOME TAXES:

     In 1993 and 1992, the provision for deferred income taxes is applicable to timing differences between taxable income and income for financial reporting purposes. Beginning in fiscal 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which provides that income taxes be accounted for under the liability method. Under the liability method, deferred income taxes are recognized by applying enacted statutory tax rates, applicable to future years, to temporary differences between the tax bases and financial statement carrying values of the Company's assets and liabilities. The adoption of SFAS No. 109 did not have a material effect on the Company's consolidated financial statements.

(J) WORKERS' COMPENSATION INSURANCE:

     The Company self-insures for certain levels of Workers' Compensation Insurance and estimated costs for the workers' compensation programs are accrued at present values based upon actuarially projected claims. Related workers' compensation expense for 1994, 1993, and 1992 amount to $4,928,000, $4,429,000 and $4,900,000, respectively. During 1994 the Company refined its estimate of its workers' compensation expense which resulted in an additional charge of $700,000. Included in other assets is $3,028,000, and $3,230,000 relating to the future revenue associated with the difference in accounting for workers' compensation expense under third party payor programs which is different than the method used for financial reporting purposes. The accrued workers' compensation expense amounting to $2,623,000 in 1994 and $3,230,000 in 1993 is included in other long term liabilities in the accompanying consolidated financial statements.

(K) FINANCIAL INSTRUMENTS:

     Effective May 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 107 'Disclosures about Fair Value of Financial Instruments.' The statement requires disclosure of the fair value of certain of the Company's financial instruments for which it is practicable to estimate the fair value. Fair value amounts disclosed do not affect financial results and do not necessarily represent the amounts that could be realized in a sale or settlement. See Note 18 of the Notes to Consolidated Financial Statements.

2. LONG-TERM DEBT AND SUBORDINATED DEBENTURES:

     A summary of long-term debt and subordinated debentures follows:

                                                                              FISCAL MAY 31,
                                                             YEAR OF     ------------------------
                                                             MATURITY       1994         1993
                                                           ------------  -----------  -----------
                                                                           ($'S IN THOUSANDS)
Mortgages:
  Credit Facility (a)....................................      2002      $    84,766  $    85,445
  Revolvers -- Collateralized (b)........................       --                --           --
  Industrial Development Authority (c)...................     2000-2005       11,065       10,925
  Other (d)..............................................      2033            8,125        8,140
Bonds payable (e)........................................     2000-2022       14,975       15,180
Other bank loans (f).....................................     1994-1998        2,438        1,991
                                                                         -----------  -----------
                                                                             121,369      121,681
Less amounts due within one year.........................                      2,026        1,967
                                                                         -----------  -----------
                                                                         $   119,343  $   119,714
                                                                         -----------  -----------
                                                                         -----------  -----------
Subordinated debentures (g)..............................      1995      $        --  $     3,279
Less amounts due within one year.........................                         --          411
                                                                         -----------  -----------
                                                                         $        --  $     2,868
                                                                         -----------  -----------
                                                                         -----------  -----------

          (a) On April 24, 1992, the Company completed an agreement with Meditrust Mortgage Investments, Inc. ('Meditrust'), pursuant to which Meditrust extended to the Company and certain of its operating subsidiaries a credit facility of approximately $86,000,000 ('Credit Facility'), collateralized by mortgages on various nursing home facilities located in Pennsylvania and New Jersey (the 'Mortgaged Facilities'). Approximately $72,000,000 of such facility was used by the Company for the payment in full of all of its obligations under its revolvers discussed in (b), which was approximately $55,000,000, the refinancing of certain other outstanding long-term indebtedness totalling approximately $6,500,000 and the placement in restricted cash of approximately $10,500,000 to service debt and cash collateral. Approximately $12,000,000 of such facility was restricted to be used by the Company to provide for various capital improvements and additions to the Mortgaged Facilities, with the remaining $2,000,000 utilized for working capital. As of May 31, 1994, restricted cash includes approximately $5,300,000 to service debt and approximately $1,733,000 for capital improvements.

          The Credit Facility converted a substantial portion of the Company's current liabilities into long-term indebtedness, payable over ten years based upon a twenty-five year amortization schedule, at an initial interest rate of 11.5% per annum ('Base Rate') which may increase prospectively (based upon revenues) at a maximum rate of .25% ('Additional Interest') over the initial five-year period. At the end of five years, the Base Rate will be reset prospectively at either the higher of 11.5% or the five-year treasury note interest rate plus 4%, or the rate in effect at the end of the initial five-year period. The Additional Interest of .25% will continue through maturity in the second five-year period. At the Company's election, such Credit Facility may be prepaid at 103% of the outstanding principal at the end of the fifth year. The interest rate as of May 31, 1994 was 11.68%.

          In connection with this agreement the Company may not pay dividends under certain circumstances and is required to comply with certain financial covenants, the most restrictive of which is the debt service coverage ratio, at May 31, 1994. The Company has complied with the provision of the agreement or in instances of non compliance has received waivers or Meditrust has agreed to temporary modifications of the ratios through October 15, 1995.

          (b) In fiscal 1992, the Company made an early retirement of its bank debt which resulted in an extraordinary charge totalling $650,000, net of tax benefit of $290,000, relating to deferred charges associated with the Loan Agreements.

          (c) The Company's facilities are owned and are subject to mortgages. Mortgage loans made through Pennsylvania Industrial Development Authorities bear interest at fixed rates of 7% to 9% payable semi-annually. Pursuant to the Meditrust loans discussed in (a), above, $10,471,000 of economic development authority mortgage loans were collateralized with cash which was held in an irrevocable trust. At May 31, 1992, the Company executed an 'in-substance defeasance' upon depositing $5,981,000 into an irrevocable trust to cover the outstanding principal for certain economic development authority mortgage loans. In July 1992, $5,981,000 of cash in the irrevocable trust was used to satisfy the loans and in August 1992 a scheduled annual principal payment of $325,000 was made. In December 1992, an additional $3,050,000 of cash in the irrevocable trust was used to satisfy the loans. The remaining $1,115,000 is reflected as restricted cash on the May 31, 1993 consolidated balance sheet. Subsequent to May 31, 1993, the $1,115,000 became unrestricted upon the refinancing of the remaining mortgage loan.

          (d) The Company has a mortgage loan insured under Section 232 of the National Housing Act by the United States Department of Housing and Urban Development, Federal Housing Administration. The borrower, Northwest Total Care Associates, Limited Partnership ('LP'), is owned by subsidiaries of the Company. Construction of the LP owned facility ('Care Center of Brakeley Park') was completed during fiscal 1993. The loan had a balance of approximately $8,125,000 as of May 31, 1994 and bears interest at 10.35% per annum. The loan is payable in equal monthly payments over forty years. The obligation is collateralized by the assets of the Limited Partnership without recourse to the partners.

          (e) The Company refinanced on April 1, 1992, $2,025,000 and $850,000 of Demand Revenue Bonds and Demand Revenue Refunding Bonds, respectively, which were issued by the New Jersey Economic Development Authority ('NJEDA'). These bonds had been supported by letters of credit provided by its principal banks. The refinancing was accomplished through a public offering. These bonds bear interest at a fixed rate of 9.625% payable quarterly beginning July 15, 1992. Principal on the $2,025,000 and $850,000 Demand Revenue Bonds is payable quarterly beginning July 15, 2004 and July 15, 1992, respectively. Additionally, at May 31, 1994, the Company had $6,025,000 of Economic Development Refunding Bonds which are secured by a skilled and intermediate care facility. Interest on these bonds is at a fixed rate of 10.5% payable semi-annually over a thirty year period.

          At May 31, 1991, the Company had $2,660,000 and $3,660,000 of bonds bearing interest at 8.25% and 15.42%, respectively. Pursuant to the Meditrust loan discussed in (a) above, these bonds were collateralized with $6,145,000 in cash which was deposited into an irrevocable trust to cover the outstanding principal of these bonds and the bonds were in-substance defeased. In July, 1992, the $6,145,000 was used to satisfy the bonds it was collateralizing. At May 31, 1994, the Company had $6,160,000 of NJEDA First Mortgage Gross Revenue Bonds. These bonds are collateralized by mortgages on two facilities and bear interest at 9.0% payable semi-annually beginning July 1, 1993.

          The Company did not meet certain financial ratios as required under the bond issues discussed above at May 31, 1994. In accordance with the agreements the Company will, if required, hire a consultant to review the facilities operations and make changes, as required.

          With respect to certain Industrial and Economic Development Authority loans, the Company has agreed not to pay any dividends or make any distribution which could have the effect of reducing consolidated tangible net worth and subordinated indebtedness, if consolidated tangible net worth and subordinated indebtedness is at such time or would thereby be reduced to less than $9,000,000.

          (f) Other bank loans consist primarily of capitalized leases and promissory notes bearing interest at 5.75% to 12.9%.

          (g) On February 1, 1994, the Company redeemed $2,868,000 of 16% subordinated debentures due December 31, 1994. The debentures were redeemed at par plus accrued interest to the date of redemption. At May 31, 1993, the Company had outstanding $3,279,000 of 16% Subordinated Debentures with interest outstanding payable on June 30 and December 31 of each year. These debentures were subordinated to all current and future indebtedness of the Company and its subsidiaries, except for any indebtedness expressly stated not to be senior indebtedness.

          Amounts due on long-term debt in each of the next five fiscal years are as follows:

                                                                                    ($'S IN
                                                                                   THOUSANDS)
                                                                                ----------------
1995..........................................................................    $      2,026
1996..........................................................................           1,979
1997..........................................................................           1,933
1998..........................................................................           1,703
1999..........................................................................           1,758
Thereafter....................................................................         111,970
                                                                                ----------------
  Total.......................................................................    $    121,369
                                                                                ----------------
                                                                                ----------------

          All assets of Life Support Medical, Inc. (formerly known as the Life Support Medical Group) (excluding property under capital lease and certain accounts receivable) are unencumbered. Substantially all of the Company's property related to Geriatric and Medical Services, Inc. (formerly known as the GeriMed Services Group) is pledged as collateral on borrowings.

3. ACQUISITIONS AND DISPOSALS:

     Concurrent with the sale of nursing or residential facilities in prior years, the Company entered into long-term agreements to provide management and other services in operating these facilities. All of these management agreements have expired or been terminated as of May 31, 1994.

     Under the terms of these sales of nursing and residential facilities, the Company was required to lend the purchaser amounts to cover certain issuance costs of bond offerings and to enter into operating deficits agreements under which the Company lends the purchaser, if needed, funds for working capital requirements. These working capital advances, plus related interest, were not payable to the Company until certain conditions were achieved or over a five-year period upon termination or expiration of the management agreements. In conjunction with the expiration or termination of these agreements, the Company has converted the operating deficits advances as well as certain subordinated management fees, as appropriate, into term loans.

     As of May 31, 1994 and 1993, with respect to the aforementioned facility sales, the Company was owed the following:

                                                                                     MAY 31,
                                                                               --------------------
                                                                                 1994       1993
                                                                               ---------  ---------
                                                                               ($'S IN THOUSANDS)
Operating deficits advances..................................................  $     735  $   2,996
Issuance cost loans..........................................................        934      1,125
Term loans and accrued interest..............................................      3,664         --
Management and other fees....................................................      6,636      5,965
                                                                               ---------  ---------
  Total......................................................................  $  11,969  $  10,086
                                                                               ---------  ---------
                                                                               ---------  ---------

     Included in noncurrent notes and other receivables are $4,851,000 and $4,619,000 of receivables related to the aforementioned transactions at May 31, 1994 and 1993, respectively.

     The Company has deferred the recognition of gain on sale of facilities related to guarantees under an operating deficit agreement. As of May 31, 1994, the Company may ultimately recognize as additional gain on sale of facilities $492,000 if certain minimum operating cash flow requirements and other factors are achieved. In fiscal 1994 the Company recognized $1,576,000 of deferred gain on facilities sold in prior years.

     On February 28, 1993, Tomahawk Capital Investments, Inc., (Tomahawk) which is controlled by Geriatric & Medical Companies, Inc.'s Chairman of the Board, purchased a note receivable from the Company for $773,000, the fair market value of the note as established by an independent appraisal, plus accrued interest of $57,000. This resulted in the recognition of $773,000 of associated deferred gain on facilities sold which is included in other revenue at May 31, 1993.

     On May 31, 1993, the Company sold its Mt. Laurel, New Jersey facilities to Tomahawk for a purchase price of $8.5 million, the fair market value as established by an independent appraisal. The Company received $2.5 million in cash and a $6.0 million note bearing interest at nine percent (9%) per annum. The note is payable based on a 25-year amortization with a balloon payment due June of 2005. This resulted in the recognition of a $4,678,000 gain on the sale of these facilities which is included in other revenue at May 31, 1993. The Company received a prepayment of $1,000,000 on this mortgage in January, 1994. As of May 31, 1994, the Company has a note receivable balance of $5,000,000 and management/other fees due from Tomahawk of $2,255,000.

     On May 20, 1994, the Company acquired all of the outstanding stock of an ambulance transportation company in exchange for the assumption of $782,000 in liabilities. Goodwill of $683,000, was recorded in connection with the acquisition. The transaction has been accounted for as a purchase for financial reporting purposes. The operating results of the acquired company are included in the Company's consolidated results of operations from the date of acquisition and do not have a material effect on the Company's consolidated financial statements.

4. ACCOUNTS RECEIVABLE:

     Effective November 4, 1993, the Company entered into a three year $25 million accounts receivable sale agreement with recourse with a financial institution, retiring its previous arrangement. The Company may sell, on a continuing basis, up to $25,000,000 of certain qualifying accounts receivable. The Company receives, net of reserves, approximately 80% of accounts receivable submitted. This transaction has been accounted for as a sale under Financial Accounting Standards Board Statement No. 77 guidelines but may be treated as a financing (borrowing) transaction for Medicare/Medicaid purposes.

     Under the terms of the agreement, the Company will pay program costs at 9.84% on the outstanding receivables submitted. During fiscal 1994 and 1993, the Company sold approximately

$92,739,000 and $82,569,000 respectively, of certain qualifying accounts receivables. As of May 31, 1994 and 1993, the balance of the receivables submitted for sale was approximately $16,746,000 and $22,457,000 of which approximately $13,397,000 and $17,555,000 were funded, respectively. The unfunded portion is included in other receivables on the balance sheet.

     In May 1994, the Company entered into an agreement to sell certain receivables due from third-party payors. The program costs charged are 9.75% of the outstanding receivables sold. The maximum amount of receivables to be sold is $5,000,000. The Company receives, net of reserves, approximately 80% of third-party payor receivables sold. The unfunded portion is included in other receivables on the balance sheet. As of May 31, 1994, the amount of the receivables sold was $628,000.

     As of May 31, 1994, 1993 and 1992 , the Company has recognized a provision for costs on sale of accounts receivable of $3,531,000, $5,377,000 and $2,912,000 respectively. The provision for costs on sale of accounts receivable consists of: (A) program and other costs incurred on receivables sold and (B) servicing costs relating to the collection of receivables sold. Under the sale agreement, the Company continues and is required to service the accounts receivable sold.


5. INVENTORIES:

     The components of inventories are as follows:

                                                                                       MAY 31,
                                                                                 --------------------
                                                                                   1994       1993
                                                                                 ---------  ---------
                                                                                 ($'S IN THOUSANDS)
Durable medical equipment......................................................  $   3,082  $   2,069
Institutional pharmacy drugs and supplies......................................        605      1,868
Other..........................................................................        517        675
                                                                                 ---------  ---------
     Total.....................................................................  $   4,204  $   4,612
                                                                                 ---------  ---------
                                                                                 ---------  ---------

6. CAPITALIZED INTEREST:

     The Company capitalized interest expense of approximately $1,388,000, $1,485,000, and $450,000 in fiscal 1994, 1993 and 1992, respectively, relating to the cost of additions to existing nursing home facilities and construction of new facilities.

7. DEFERRED CHARGES AND OTHER:

     The components of deferred charges and other are as follows:

                                                                                     MAY 31,
                                                                               --------------------
                                                                                 1994       1993
                                                                               ---------  ---------
                                                                               ($'S IN THOUSANDS)
Deferred financing costs.....................................................  $   8,395  $   7,663
Deferred pre-opening costs...................................................        692        308
Accumulated amortization.....................................................     (4,130)    (2,419)
                                                                               ---------  ---------
                                                                                   4,957      5,552
Deferred reimbursement -- workers' compensation..............................      3,028      3,230
Deposits.....................................................................        285        449
Prepaid bedding and linen and other miscellaneous costs......................      1,887      1,650
                                                                               ---------  ---------
                                                                               $  10,157  $  10,881
                                                                               ---------  ---------
                                                                               ---------  ---------

8. ACCRUED EXPENSES:

     The components of accrued expenses are as follows:

                                                                                      MAY 31,
                                                                                --------------------
                                                                                  1994       1993
                                                                                ---------  ---------
                                                                                ($'S IN THOUSANDS)
Interest......................................................................  $   1,745  $   2,308
Payroll and payroll taxes.....................................................      4,714      5,148
Taxes.........................................................................        566      1,511
Vacation and sick pay.........................................................      1,534      1,315
Professional services.........................................................        270        504
Utilities.....................................................................        183        115
Miscellaneous.................................................................        925        638
                                                                                ---------  ---------
                                                                                $   9,937  $  11,539
                                                                                ---------  ---------
                                                                                ---------  ---------

9. INCENTIVE PLANS AND OPTION ARRANGEMENTS:

     The Company's 401(k) profit sharing plan covers substantially all full-time employees not covered by collective bargaining agreements. 'Highly Compensated Employees,' as defined within IRS Code Section 414(O) (which includes all executive officers), are excluded from the plan.

Contributions under the plan are at the discretion of the Board of Directors. No contributions were made in fiscal 1994, 1993 and 1992.

     Effective November 1989, the Company adopted a 1989 stock option and restricted stock plan, for cert in key employees, whereby eligible employees may be issued up to an aggregate of 281,250 shares of the Company's common stock, subject to certain restrictions, and up to an additional 343,750 shares upon the exercise of incentive and/or non-qualified stock options granted pursuant to the plan. The restricted share portion of this plan expired as of May 31, 1994. No restricted shares vested during fiscal 1994. As of May 31, 1994, there were 135,565 shares under option under this plan, of which 76,003 were exercisable at an average price of $2.03. During fiscal 1994, 8,500 shares under option under this plan were granted at exercise prices ranging from $1.375 to $1.625 of which 1,500 shares were exercisable. During fiscal 1994, 2,750 shares were exercised at an average exercise price of $1.72 per share. During fiscal 1993, 129,815 shares under option under this plan were granted at exercise prices ranging from $1.375 to $2.4375 of which 47,315 shares are exercisable. None of these options were exercised in fiscal 1993.

     The Company has a 1982 incentive stock option plan for key executive and management personnel. At May 31, 1994, there were 307,355 shares under option under this plan at exercise prices ranging from $.80 to $2.50 of which 266,823 shares were exercisable at an average price of $1.60. During fiscal 1994, 1993, and 1992, 46,484, 66,060, and 54,738 options were exercised, respectively, at an average price of $1.14, $1.22 and $1.21, respectively. Effective January 28, 1992 additional options cannot be granted under this plan.

     In April 1985, a stock option plan was approved under which options to purchase 23,438 shares may be granted to nonemployees. At May 31, 1994, there were 6,250 shares under option an exercise price of $2.30, all of which were exercisable.

     The Company has a 1990 stock option plan for directors under which options to purchase up to a total of 120,313 shares may be granted to outside directors. Under this plan, a total of 100,078 options have been granted to outside directors at exercise prices ranging from $.96 to $2.30 per share. At May 31, 1994, 65,823 shares under this plan were exercisable.

     Under all stock option plans maintained by the Company, the exercise price of options issued is the same as the market price at the date of grant.

     Effective June 1, 1993, the Company entered into an employment agreement with the Chairman of the Board of Geriatric & Medical Companies, Inc. The term of the agreement is for an initial five year period with a provision for annual extensions. The employment agreement provides for a short-term and long-term incentive plan in addition to a base compensation package. The short-term incentive plan provides for an incentive bonus contingent upon the Company's annual operating results. No short-term incentive bonus was awarded for the fiscal year ended May 31, 1994. The long-term incentive plan provides for long-term compensation based upon the increase in market value of the Company's stock to the shareholders. As of May 31, 1994, the Company accrued $11,000 relating to this plan. The employment agreement, while in effect, also provides for a death benefit of $1,000,000 payable in forty equal quarterly installments. As of May 31, 1994, the Company accrued the present value of the actuarially computed benefit which totaled $27,000.

10. MEDICARE AND MEDICAID REVENUE:

     The Company's long-term care facilities, which are located in Pennsylvania and New Jersey, receive reimbursement under the Medicare and Medicaid programs, which is subject to adjustment upon audit by Federal and State agencies (see
Note 1b). Revenue from these programs related to the Company's long-term care facilities totaled approximately $98,200,000, $91,600,000, and $84,005,000 for the years ended May 31, 1994, 1993 and 1992, respectively. At May 31, 1994, the Company had a net third-party receivable of approximately $9,314,000. The total amounts due from third-party payors generally are not paid in full until audit issues are resolved. The Company is continually negotiating to resolve the audit findings and accelerate interim payments due under the reimbursement system.


     At May 31, 1994, approximately $70,847 of appeals pertaining to 1991 were outstanding under the Medicare program.

     On September 15, 1992, the Company entered into a settlement agreement with the Pennsylvania Department of Public Welfare ('DPW') in which all issues were settled for fiscal years 1986 to 1989, inclusive. With the completion of this settlement, all open issues with DPW from 1989 and prior have been resolved in full. This settlement will not deter the ability of the Company to contest the issues for fiscal years 1990 through 1994 inclusive.

     For the fiscal years 1990 through 1994, the Company has receivables of approximately $4,310,000 for open issues with DPW. Management believes that any reduction of the amount recorded that results from final settlement of these open issues will not have a material adverse effect on the financial position of the Company. In 1994 the Company reduced its allowance for third party receivables approximately $1,100,000 resulting from a change in the estimation of allowance needed for various issues on appeal.

11. INCOME TAXES:

     A summary of the components of the tax provision and charge equivalents for fiscal years 1994, 1993 and 1992 is as follows:

                                                                                        1994       1993       1992
                                                                                      ---------  ---------  ---------
                                                                                           ($'S IN THOUSANDS)
Current Federal.....................................................................  $      --  $     261  $      35
Current State and Local.............................................................        165        163        177
Deferred federal & State, Net of Credits............................................       (464)       388        102
Charge Equivalents:
  Federal...........................................................................         --         --         56
  State.............................................................................         --         --         10
                                                                                      ---------  ---------  ---------
                                                                                      $    (299) $     812  $     380
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

     The effective net income tax rates before the utilization of the Company's operating loss carryforwards are different than the statutory Federal income tax rates of 34% in 1994, 1993 and 1992 as indicated below:

                                                                                      1994       1993       1992
                                                                                    ---------  ---------  ---------
                                                                                          ($'S IN THOUSANDS)
Statutory Federal income tax......................................................  $    (591) $   1,104  $     517
Permanent Differences.............................................................         25         53         --
State and Local Taxes, net of Federal benefit.....................................        109        195        120
Investment and other tax credits..................................................         --       (493)      (220)
Other.............................................................................        158        (47)       (37)
                                                                                    ---------  ---------  ---------
                                                                                    $    (299) $     812  $     380
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------


     The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of May 31, 1994 determined in accordance with the provisions of SFAS No. 109.

                                                                                          ($'S IN
                                                                                         THOUSANDS)
                                                                                      ----------------
DEFERRED TAX ASSETS:
  Tax Gain on Asset Dispositions....................................................     $    3,789
  Net, Tax Operating Loss Carryforwards.............................................          3,430
  Bad Debts.........................................................................          2,412
  Tax Credits.......................................................................          1,826
  Deferred Startup Costs............................................................          1,714
  Accrued Workers' Compensation Liability...........................................          1,154
  Inventories.......................................................................            182
  Other.............................................................................             62
                                                                                      ----------------
  TOTAL DEFERRED TAX ASSETS.........................................................     $   14,569
                                                                                      ----------------
                                                                                      ----------------

DEFERRED TAX LIABILITIES:
  Accelerated Depreciation..........................................................     $    5,775
  Deferred Income...................................................................          2,514
  Deferred Reimbursement Workers' Compensation......................................          1,332
  Deferred Costs....................................................................          1,223
  Accrued Vacation..................................................................            614
                                                                                      ----------------
  TOTAL DEFERRED TAX LIABILITIES....................................................     $   11,458
                                                                                      ----------------
                                                                                      ----------------
DEFERRED TAX ASSETS IN EXCESS OF DEFERRED TAX LIABILITIES BEFORE VALUATION
  ALLOWANCE.........................................................................     $    3,111
VALUATION ALLOWANCE.................................................................     $   (3,111)
                                                                                      ----------------
NET DEFERRED TAX ASSETS.............................................................     $       --
                                                                                      ----------------
                                                                                      ----------------

     For financial statement purposes, the Company has unused state net operating loss carryovers of approximately $4,567,000 and Federal tax credit carryovers of approximately $436,000. Differences between state and Federal NOLs for financial statement and tax purposes result from timing differences and utilization of previous years' NOL carryforwards.

12. REVENUES:

     Operating revenues, net are presented net of contractual allowances of $36,997,000, $33,239,000, and $30,436,000 for the years ended May 31, 1994, 1993 and 1992, respectively. Included in other revenues are deferred and current gains recognized on facilities sold of $1,576,000, $6,365,000 and $3,175,000 for the years ended May 31, 1994, 1993 and 1992, respectively.

13. INTEREST EXPENSE:

     Interest expense is reflected net of approximately $1,405,000, $844,000, and $785,000 of interest income for the years ended May 31, 1994, 1993, and 1992, respectively. The interest income is principally related to overnight investments, restricted cash and notes receivables.

14. EARNINGS (LOSS) PER COMMON SHARE:

     Earnings (loss) per common share is based on the weighted average number of shares of common stock outstanding. Potential dilution from common stock equivalents is not material. The weighted average number of shares of common stock outstanding used to compute earnings (loss) per common share are 15,314,000, 15,231,000, and 15,152,000 for the fiscal years ended May 31, 1994,
1993 and 1992, respectively.

15. QUARTERLY RESULTS (UNAUDITED):

     The following table summarizes the Company's quarterly results of operations for the fiscal years ending May 31, 1994 and 1993:

                                                                                1994
                                                       -------------------------------------------------------
                                                          1ST        2ND        3RD      4TH(C)       TOTAL
                                                       ---------  ---------  ---------  ---------  -----------
                                                            ($'S IN THOUSANDS EXCEPT PER SHARE DATA)
Operating and other revenues, net....................  $  43,053  $  44,404  $  43,520  $  46,980  $   177,957
                                                       ---------  ---------  ---------  ---------  -----------
                                                       ---------  ---------  ---------  ---------  -----------
Net income (loss)....................................  $     722  $     885  $     778  $  (3,823) $    (1,438)
                                                       ---------  ---------  ---------  ---------  -----------
                                                       ---------  ---------  ---------  ---------  -----------
Net income (loss) per share of common
  stock..............................................  $    0.05  $    0.06  $    0.05  $    (.25) $      (.09)
                                                       ---------  ---------  ---------  ---------  -----------
                                                       ---------  ---------  ---------  ---------  -----------
Common stock price range:
  High...............................................      2          2 5/8    3 3/8        3 5/8        3 5/8
  Low................................................      1 3/8      1 1/4    1 15/16      2 1/4        1 1/4

                                                                                1993
                                                       -------------------------------------------------------
                                                          1ST        2ND      3RD(A)     4TH(B)       TOTAL
                                                       ---------  ---------  ---------  ---------  -----------
                                                            ($'S IN THOUSANDS EXCEPT PER SHARE DATA)
Operating revenues, net..............................  $  40,606  $  41,238  $  40,781  $  41,739  $   164,364
                                                       ---------  ---------  ---------  ---------  -----------
                                                       ---------  ---------  ---------  ---------  -----------
Net income...........................................  $     401  $     607  $     743  $     683  $     2,434
                                                       ---------  ---------  ---------  ---------  -----------
                                                       ---------  ---------  ---------  ---------  -----------
Net income per share of common stock.................  $     .03  $     .04  $     .05  $     .04  $       .16
                                                       ---------  ---------  ---------  ---------  -----------
                                                       ---------  ---------  ---------  ---------  -----------
Common stock price range:
  High...............................................      3 3/8      2 1/2      2 1/4      2 1/8        3 3/8
  Low................................................      2          1 3/8      1 1/4      1 3/8        1 1/4

- ------------------
Primary earnings per share were used to calculate net income (loss) per share of common stock.

Price range of Common Stock: The Company's common stock is listed on the Automated Quotation System of the National Association of Securities Dealers, Inc. (NASDAQ symbol: GEMC). On October 6, 1994, the last sale price for the Company's Common Stock was 2 1/4. There were 1,458 stockholders of record of its Common Stock at as of May 31, 1994. The table above sets forth for the periods indicated the range of high and low sale prices of the common stock as reported by The Wall Street Journal.

(a) Net income includes $773,000 recognition of deferred income related to the sale of a facility.

(b) The decrease in net income in the fourth quarter of Fiscal 1993 resulted from the increase in the allowance for amounts due from third-party payors based upon an adjustment to the historical reserve percentages based upon recent settlements. In addition, net income includes $4,678,000 gain on sale of a facility and $820,000 recognition of deferred income related to facility sales.

(c) The net loss in the fourth quarter of Fiscal 1994 resulted primarily from an increase in the provision for uncollectible receivables to provide for potential uncollectibles related to the conversion of billing and collection systems and a charge of $700,000 related to a change in estimating workermans' compensation expense.

16. BUSINESS SEGMENT INFORMATION:

     Geriatric & Medical Companies, Inc. is a holding company which conducts its business through its principal subsidiaries: LIFE SUPPORT MEDICAL, INC. (LSM) (formerly known as the Life Support Medical Group) and GERIATRIC AND MEDICAL SERVICES, INC. (GMS) (formerly known as the GeriMed Services Group) as described below.

     LSM provides ambulance transportation services, home infusion therapy, home respiratory therapy, home medical equipment, pharmaceutical services, medical supplies and related billing services and intravenous therapy. This group also offers portable diagnostic services, speech, occupational and physical therapy, nutritional services, environmental services, facility maintenance, design, construction management services and a full range of health care financial and information services. The Company provides these services to other health care providers, long term care facilities, including its own facilities, health maintenance organizations and the home care health care market.

     GMS owns, operates and provides services to long term care, residential and independent living facilities. The services offered include contract management, financial and insurance services.

                                                                                 YEARS ENDED MAY 31,
                                                                        -------------------------------------
                                                                           1994         1993*        1992*
                                                                        -----------  -----------  -----------
                                                                             ($'S IN THOUSANDS)
BUSINESS SEGMENTS
Operating revenues, Net
  LSM.................................................................  $    48,832  $    44,770  $    48,583
  GMS.................................................................      129,125      119,594      115,968
                                                                        -----------  -----------  -----------
                                                                        $   177,957  $   164,364  $   164,551
                                                                        -----------  -----------  -----------
                                                                        -----------  -----------  -----------
Depreciation and Amortization Expense
  LSM.................................................................  $     2,130  $     2,084  $     1,414
  GMS.................................................................        7,108        6,916        6,291
                                                                        -----------  -----------  -----------
                                                                        $     9,238  $     9,000  $     7,705
                                                                        -----------  -----------  -----------
                                                                        -----------  -----------  -----------
Income (Loss) Before Income Taxes and Extraordinary Items
  LSM.................................................................  $    (4,101) $    (2,178) $     2,235
  GMS.................................................................        2,364        5,424         (712)
                                                                        -----------  -----------  -----------
                                                                        $    (1,737) $     3,246  $     1,523
                                                                        -----------  -----------  -----------
                                                                        -----------  -----------  -----------
Identifiable Assets
  LSM.................................................................  $    26,562  $    34,981  $    35,962
  GMS.................................................................      136,162      134,638      127,517
                                                                        -----------  -----------  -----------
                                                                        $   162,724  $   169,619  $   163,479
                                                                        -----------  -----------  -----------
                                                                        -----------  -----------  -----------
Capital Expenditures
  LSM.................................................................  $     1,487  $     2,103  $     5,530
  GMS.................................................................        8,030       11,976        5,851
                                                                        -----------  -----------  -----------
                                                                        $     9,517  $    14,079  $    11,381
                                                                        -----------  -----------  -----------
                                                                        -----------  -----------  -----------

- ------------------
* Reclassified for comparative purposes.

     Net operating revenues for GMS include contract management revenues of $6,761,000, $8,414,000, and $11,978,000 in fiscal 1994, 1993 and 1992, respectively.

     Net operating revenues for LSM include revenues from equipment rentals of $5,435,000, $5,850,000, and $9,176,000 in fiscal 1994, 1993 and 1992, respectively.

17. COMMITMENTS AND CONTINGENCIES:

     On September 1, 1992, GMS Management, Inc., and four of its employees were indicted in connection with the death of two nursing home residents. The charges included involuntary manslaughter and improper Medicaid billing for these two residents, technically constituting Medicaid fraud. Subsequently, one case against two individuals was directed by the Judge in favor of the defendants and the other case against two other individuals was withdrawn. On November 12, 1993, the Company entered into a settlement agreement between GMS Management, Inc. and the Pennsylvania Department of Attorney General by pleading nolo contendere to two misdemeanor counts of involuntary manslaughter and agreeing to pay fines and settlement costs associated with the counts.

     Following the initiation of the above described litigation, in September, 1992 a class action law suit was commenced against the Company, GMS Management, Inc., and various current or former officers of the Company in the United States District Court for the Eastern District of Pennsylvania. The Complaint alleges that, among other things, various reports and press releases issued by the Company misrepresented and omitted to state adverse material facts concerning the quality of care given at two of the Company's nursing homes. The plaintiff did not seek a specified sum other than 'to pay to plaintiff and to all members of the class damages in an amount to be proven at trial, with interest thereon.' Although the outcome cannot be predicted, the Company and the individual defendants deny any wrong doing and are vigorously defending this action. Trial in this law suit is scheduled to commence in October, 1994.

     The Company's subsidiary United Health Care Services, Inc. (UHCS) has been the subject of an inquiry by the Office of the United States Attorney for the Eastern District of Pennsylvania and the Commonwealth of Pennsylvania Department of Public Welfare regarding its joint ventures and management arrangements. UHCS reached a tentative agreement with the United States Attorney whereby the Company will be required to pay $320,000 no later than September 30, 1994, $340,000 in September, 1995 and $440,000 in September, 1996. The Company is anticipating settling this matter with the Commonwealth of Pennsylvania. The Company has recorded its estimated settlement amounts in fiscal, 1994.

     The Company received an assessment from the New Jersey Division of Taxation totalling $612,000 as a result of an audit of sales, use and corporate business taxes for the years 1986 to 1992. The Company is currently involved with negotiations regarding this matter with the State of New Jersey. The Company has recorded in the accompanying consolidated financial statements its estimate (which is less than the assessment) of the liability to be paid in connection with this assessment.

     The Company is involved in various routine government inquiries, audit surveys and administrative proceedings concerning its activities and operations.

     The Company is also involved in various claims and legal actions arising in the ordinary course of business. The Company believes that the ultimate disposition of all of these matters will not have a material adverse effect on the Company's Consolidated Financial Statements.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS:

     As of May 31, 1994, the estimated fair values of the Company's financial instruments and significant assumptions made in determining fair values are as follows:

          -- Cash, accounts receivable, accounts payable and accrued expenses:
     The amounts reported in the balance sheet approximate fair value due to the short-term maturities of these instruments.

          -- Due from third party payors, net: The approximate fair value of the amount reported in the balance sheet is $7,381,000 based upon the Company's current discount rate.

          -- Notes receivable: The amounts reported in the balance sheet were negotiated at May 31, 1993 or are subject to fluctuating market rates of interest and approximate fair value.

          -- Long-term debt: Substantially all of the amounts reported in the balance sheet had been negotiated since April, 1992 and approximate fair value.

19. OTHER TRANSACTIONS:

     Dedicated Staffing Services, Inc. (formerly 'Today's Staffing Services, Inc.'), a Pennsylvania non-profit corporation, provides registered nurses, licensed practical nurses, nursing assistants and other personnel to the Company on a temporary employment basis. Certain officers of the Company are members of Dedicated Staffing's Board of Directors. The Company's subsidiary, Rite Care Resources had previously supplied the Company's owned and managed long-term care facilities with such nursing services. The Company paid Dedicated Staffing Services, Inc. approximately $6,809,000 and $6,655,000 for these services in fiscal 1994 and 1993, respectively. At May 31, 1994 and 1993, the Company owed Dedicated Staffing Services, Inc. a net amount of approximately $389,580 and $442,517 respectively. Dedicated Staffing Services, Inc. and Community Care and Development Corporation (parent corporation of Dedicated Staffing Services, Inc.) has agreed to charge the Company at cost for these services. The Company believes that the amounts charged by Dedicated Staffing Services, Inc. are at or below the fair market value for the services rendered. During fiscal 1994, Dedicated Staffing Services, Inc. leased office space from the Company in Pennsauken, New Jersey for which it paid rent at the rate of $5,167 per month and for which it paid the Company $77,430 in rent. This lease arrangement was terminated effective January 1994. As of May 31, 1994, Dedicated Staffing Services, Inc. owed the Company $36,134 in rent.

     The Company sold various assets during fiscal 1993. See Note 3 of the Notes to Consolidated Financial Statements for a description of the transactions.

     The Company provides certain services which are priced at or above projected cost, and include staffing services, dietary, environmental, financial, and other services, to Mount Laurel Convalescent Center and Laurelview Manor which are owned by Tomahawk. The total services rendered during fiscal 1994 were $6,754,000. At May 31, 1994 the Company had a receivable of $2,255,000 due from Tomahawk for these services.

     The Company receives additional revenues of approximately $1,500,000 related to its provision of ancillary services at the Tomahawk facilities. These services, including provision of ambulance transportation, diagnostics, rehabilitation, pharmacy and medical supplies are provided at market rates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information regarding the executive officers of the Company as of May 31, 1994.

           NAME                 AGE      POSITION
- --------------------------  -----------  --------------------------------------------------------------------------------
Daniel Veloric                      66   Chairman of the Board, President and Chief Executive Officer
Esther Ponnocks                     62   Senior Executive Vice President
Arthur A. Carr, Jr.                 44   Executive Vice President and Secretary
Michael Veloric                     37   Vice President and Assistant Secretary
James J. O'Malley                   43   Vice President and Chief Financial Officer
James J. Wankmiller                 40   Vice President -- Legal & Human Resources and Assistant Secretary

     Each executive officer of the Company is elected or appointed by the Board of Directors of the Company and holds office until his or her successor is elected or until the earlier of his or her death, resignation or removal.

     DANIEL VELORIC is a founder of the Company and has been a Director and Executive Officer for more than twenty-five years. Mr. Veloric has been personally named in the class action suit (See Item 3 -- 'Legal Proceedings').

     ESTHER PONNOCKS has been Senior Executive Vice President since October 1991, Executive Vice President -- Long Term Care Operations of the Company (April 1990 until October 1991), Senior Vice President -- Operations of the Company (1985 until April 1990) and has been a member of the Company's Management for over twenty-five years. Ms. Ponnocks was elected a Director in 1985.

     ARTHUR A. CARR, JR. joined the Company in March 1989 as Assistant to the President and was appointed Executive Vice President in July 1989 and Secretary in August 1992.

     MICHAEL VELORIC (the son of Daniel Veloric) has been a Vice President of the Company since June 1987 and has held the position of Assistant Secretary since October 1984. Mr. Veloric has been a member of the Company's Management for over ten years. Mr. Veloric was elected a Director in August, 1992.

     JAMES J. O'MALLEY joined the Company in April, 1989 as the Chief Financial Officer of its Life Support Group and has held various positions with the Company since that time. Mr. O'Malley was appointed Vice President and Chief Financial Officer in August, 1992.

     JAMES J. WANKMILLER joined the Company in March 1987 and was elected Vice President of Human Resources in February, 1989. He was appointed as Legal Administrator in May, 1991 and promoted to Vice President -- Legal & Human Resources and Assistant Secretary in 1992. Mr. Wankmiller has been personally named in the class action suit (see Item 3 -- 'Legal Proceedings').

ITEM 11. EXECUTIVE COMPENSATION

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Except for the 1990 Stock Option Plan Committee, no compensation committee interlocks nor insider participation exists on the Compensation Committee.

                           SUMMARY COMPENSATION TABLE

     The Summary Compensation Table includes individual compensation information on the Chief Executive Officer and the four most highly paid executive officers of the Company whose salary and bonus exceeded $100,000, for services rendered in all capacities during the fiscal years ended May 31, 1994, 1993 and 1992.

                                                                              LONG TERM COMPENSATION AWARDS
                                                                  -----------------------------------------------------
                                       ANNUAL COMPENSATION                        RESTRICTED
NAME AND                         -------------------------------   OTHER ANNUAL    (*) STOCK     OPTIONS     ALL OTHER
PRINCIPAL POSITION                 YEAR      SALARY      BONUS    COMPENSATION(3)   AWARDS     (IN SHARES)  COMPENSATION
- -------------------------------  ---------  ---------  ---------  --------------  -----------  -----------  -----------
Daniel Veloric                        1994  $ 450,008         --    $   12,359     $( 115,126)7)         --  $  34,125(5)
  Chairman, President                 1993  $ 450,008         --    $   75,808     $  16,500           --           --
  and Chief Executive                 1992  $ 447,592         --    $   26,736     $  56,250           --           --
  Officer
Esther Ponnocks                       1994  $ 166,425  $  20,000        46,902     $(  50,437)7)         --  $   9,375(6)
  Senior Executive                    1993  $ 154,950         --    $  120,079     $   8,250        5,000           --
  Vice President                      1992  $ 138,847  $  50,000(2)   $   14,093   $  24,000       25,000           --
Arthur A. Carr, Jr.                   1994  $ 156,600  $  17,500    $   14,519     $(  32,437)7)         --  $   3,994(4)
  Executive Vice                      1993  $ 147,750         --    $   32,964     $   8,250        7,500    $   7,250(4)
  President & Secretary               1992  $ 140,537         --    $   23,575            --       15,625           --
James J. O'Malley (1)                 1994  $ 115,050  $  15,000    $   12,996     $(   8,725)7)         --  $   2,902(4)
  Vice President and                  1993  $ 105,219         --    $   15,283     $   5,500       10,000    $   4,550(4)
  Chief Financial Officer             1992  $  89,603  $  15,619    $   11,234     $   6,000        3,125           --
James J. Wankmiller                   1994  $ 110,951  $  15,000    $    8,925     $(  12,787)7)         --  $   2,822(4)
  Esquire, Vice                       1993  $ 102,850         --    $   15,037     $   4,125       10,406    $   4,950(4)
  President Legal &                   1992  $  97,216         --    $   11,708            --        6,250           --
  Assistant Secretary

- ------------------
(1) Promoted to current position in June 1992.
(2) Bonuses paid to employee with more than 20 years dedicated service to the Company as an added incentive to Miss Ponnocks to continue her employment.
(3) Includes all other compensation reported on IRS Form W-2.
(4) Includes Company contribution relating to the Incentive Deferred Compensation Plan.
(5) Represents the value at May 31, 1994 of 13,000 phantom shares issued to his Long Term Incentive Plan.
(6) Represents the value of 25,000 unregistered shares issued on December 16, 1993 in recognition of 25 years of service.
(7) Amount represents the forfeiture as of May 31, 1994 of restricted shares previously granted.
(*) Other Annual Comp shows W-2 wages for release of restrictions. This is estimated $ amount of award.
NOTE: During fiscal 1994, no executive officer received personal benefits from the Company valued at more than 10% of total Annual Compensation or $50,000, whichever is less.

     Effective June 1, 1993, the Company entered into an Employment Agreement with Daniel Veloric, Chairman and President of the Company, which provides for an annual base compensation of $450,000 per year and an original term of five years (which, until terminated, extends one additional year each year). The Agreement also provides for a death benefit of $1,000,000 as well as benefits under the previously described short term incentive plan and long term incentive plan for Daniel Veloric.

     Effective June 1, 1992, the Company entered into an Employment Agreement with Esther Ponnocks, Senior Executive Vice President, which provides for an annual base compensation of $150,000 for an original term of three years, with annual extensions through not later than May 31, 2002. If a person acquires more than 20% of the outstanding voting stock of the Company without the prior approval of the Company's Board of Directors, or if the Company materially breaches the employment agreement or under certain other circumstances; the Company will owe Ms. Ponnocks the remainder of the compensation due under the agreement through as long as May 31, 2002.

COMPENSATION PURSUANT TO PLANS

     The Company's Profit Sharing Plan was merged into a 401(k) Profit Sharing Plan effective June 1, 1989. Under the 401(k) Plan, eligible employees may contribute up to 15% of their total compensation on a tax-deferred basis subject to maximum annual limitations. 'Highly Compensated Employees', as defined within IRS Code Section 414(O) which included all executive officers of the Company, are excluded from participation in the Plan. Pursuant to the terms of the plan, the Company may make matching contributions at a percentage or amount determined at the sole discretion of the Company. During the fiscal year ended May 31, 1994, no contribution was made by the Company to the plan.

     The Company's 1989 Stock Option and Restricted Stock Plan ('the 1989 Plan') provides that incentive and non-qualified stock options may be granted to key employees of the Company and its subsidiaries. The 1989 plan is administered by the Compensation Committee which has the discretion to determine those key employees who will receive options and the amount of options to be granted to said employees; to determine when options will be granted and the exercise price of each option, which price cannot, however, be less than the fair market value of the Common Stock on the date of grant; and to determine when each option can be exercised and the term (up to ten years) of each option granted. All options will expire within ten years from the date of grant and no options may be granted after November 9, 1999. If an optionee is terminated other than for wrongful conduct, the optionee may exercise his/her options within three months (one year for an optionee who ceases to be employed because of permanent and total disability) provided that his/her right to exercise said options has vested at the date of termination and provided that the exercise of the option is within ten years from the date it was granted (five years for an incentive stock option granted to a 10% stockholder). If optionee dies while in the employ of the Company or within three months (one year in the case of disability) after the termination of employment, and provided that his/her options have vested at the time of his/her death and the exercise of the options are within ten years from the date of grant (five years for an incentive stock option granted to a 10% stockholder), then the optionee's personal representative may exercise said options within one year after the optionee's death.

     The 1989 Plan also provided for the issuance of up to 281,250 shares of the Company's Common Stock, subject to restriction ('Restricted Shares'), to eligible employees of the Company, including the Chairman, President and Chief Executive Officer, Senior Executive and Executive Vice Presidents, Senior Vice Presidents, Vice Presidents, certain Division Presidents and other key employees. The Restricted Shares were held by the Company pending the vesting of such shares in whole or in part upon the achievement by the Company of the following financial performance levels: (1) increases in revenues by 50% over revenues reported for fiscal 1989; (2) earnings before capital gains or losses and before income taxes reaching break-even or higher; (3) said earnings exceeding $4,000,000 for any fiscal year; (4) a reduction in the ratio of debt-to-total capital to 85-100 or less; and (5) an increase in the price of the Company's Common Stock to $5 per share or higher based upon 1989 share level

(prior to the May 20, 1991 stock split) for any five days during a 30-day period. As of May 31, 1994 255,353 shares were issued of which 67,616 shares vested and 187,737 shares were forfeited.

     In 1992, the Company implemented an Incentive Deferred Compensation Plan for selected key employees. Under this Plan, the Company makes discretionary awards to such executives, which amount, if any, can vary annually and by participant, and is generally expressed as a percentage of salary. The amounts are credited to a book-entry account established in such participant's name. Such account is also credited with the equivalent of interest and such interest rate is determined annually by the Company. Participants become vested in the amounts credited to the deferred compensation account on a graduated basis. However, full vesting cannot occur prior to attainment of age 65 while actively employed by the Company. Upon retirement at age 65 or later, the vested deferred compensation account is paid out as a 15 year annuity. Participants who terminate employment prior to age 65 will receive a 10 year annuity at retirement based on the vested account balance. In the event of the death of a participant while actively employed, the plan provides to the participant's survivor a continuation of 50% of the final salary for one year, followed by 25% of final salary until the participant would have attained age 65, subject to a minimum of 10 years of total payments. All benefits under the incentive Deferred Compensation Plan are unfunded, unsecured general obligations of the Company. The Company has purchased corporate owned life insurance on the participants estimated to be sufficient to recover the distributions to be made under this Plan.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

     The following table provides information, with respect to the named executive officers, concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year, May 31, 1994. There are no outstanding stock appreciation rights.

                                                                                                VALUE OF UNEXERCISED IN-
                                                                    NUMBER OF UNEXERCISED         THE-MONEY OPTIONS AT
                                         SHARES                   OPTIONS AT FISCAL YEAR END        FISCAL YEAR-END
                                       ACQUIRED ON     VALUE     ----------------------------  --------------------------
NAME                                    EXERCISE     REALIZED    EXERCISABLE   UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
- -------------------------------------  -----------  -----------  -----------  ---------------  -----------  -------------
Daniel Veloric                                 --           --           --             --             --            --
Esther Ponnocks                                --           --       69,688          8,750      $  91,123     $   1,250
Arthur A. Carr, Jr.                        15,625    $  32,125       15,469          7,656      $   3,340     $   2,363
James J. O'Malley                              --           --        9,297          5,781      $   6,045     $   2,598
James J. Wankmiller                            --           --       23,563          4,812      $  23,977     $   1,820

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of October 7, 1994, with respect to the beneficial ownership of the Company's Common Stock by all persons known to the Company to be the beneficial owner of more than five percent of its outstanding Common Stock, by each Director of the Company, by each Executive Officer of the Company, and by all Directors and Executive Officers of the Company as a group. Unless otherwise indicated, each such person has sole voting and dispositive power with respect to the shares listed opposite his/her name.

                                                                                  NUMBER OF SHARES     APPROXIMATE
                                                                                    BENEFICIALLY       PERCENTAGE
                                                                                        OWNED           OF CLASS
                                                                                  -----------------  ---------------
Daniel Veloric..................................................................        3,746,178            24.4%
  601 Chestnut Street
  Philadelphia, PA 19139
Thomas J. Gorman................................................................        1,018,946(1),(2)      6.6%
  1608 Walnut Street
  Philadelphia, PA 19103
Robert P. Krauss................................................................        1,000,000(2)          6.5%
  1735 Market Street
  Philadelphia, PA 19103
Esther Ponnocks.................................................................          107,345(3)      (10)
Gerald E. Bissbee, Jr...........................................................           16,603(4)      (10)
Anthony C. Salvo................................................................          118,035(5)      (10)
Michael Veloric.................................................................           87,426(6)      (10)
Arthur A. Carr, Jr..............................................................           32,187(7)      (10)
James J. Wankmiller.............................................................           23,563(8)      (10)
James J. O'Malley...............................................................            9,297(8)      (10)
All Directors and Executive Officers
  as a group (9 persons)........................................................        5,159,580(9)         33.6%

- ------------------

(1) Includes 18,946 shares which may be purchased pursuant to options that are immediately exercisable or will become exercisable within 60 days under the 1990 Stock Option Plan for Directors.

(2) Includes 1,000,000 shares held in Trusts of which Mr. Gorman and Mr. Krauss are co-Trustees.

(3) Includes 69,688 shares which may be purchased pursuant to options that are immediately exercisable or will become exercisable within 60 days under the Company's 1982 and 1989 Stock Option Plans.

(4) Represents shares which may be purchased pursuant to options that are immediately exercisable or will become exercisable within 60 days under the 1990 Stock Option Plans for Directors.

(5) Includes 18,947 shares which may be purchased pursuant to options that are immediately exercisable or will become exercisable within 60 days under the 1990 Stock Option Plan for Directors.

(6) Includes 3,595 shares which may be purchased pursuant to options that are immediately exercisable or will become exercisable within 60 days under the Company's 1982 and 1989 Stock Option Plans.

(7) Includes 15,469 shares which may be purchased pursuant to options that are immediately exercisable or will become exercisable within 60 days under the Company's 1982 and 1989 Stock Option Plans. Does not include 1000 shares owned by Mr. Carr's wife, beneficial ownership of which he disclaims.

(8) Represents shares which may be purchased pursuant to options that are immediately exercisable or will become exercisable within 60 days under the Company's 1982 and 1989 Stock Option Plans.

(9) Includes 176,108 shares which may be purchased pursuant to options that are immediately exercisable or will become exercisable within 60 days under the Company's Stock Option Plans. Also, included is 1,000,000 shares held in Trusts as noted in (3) above.

(10) Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On May 31, 1993, the Company sold its Mount Laurel Convalescent Center and Laurelview Manor facilities in Mount Laurel, New Jersey to Tomahawk Capital Investments, Inc. ('Tomahawk') for a purchase price of $8.5 million, the fair market value as established by an independent appraisal. The Company received $2.5 million in cash and a $6.0 million note bearing interest at nine percent (9%) per annum. The note is payable based on a 25-year amortization with a balloon payment due June of 2005. This resulted in the recognition of a $4,678,000 nonoperating gain on the sale of these facilities. Tomahawk prepaid $1,000,000 of this note in January, 1994.

     In conjunction with the sale to Tomahawk, the Company entered into various contracts to provide certain services, priced at or above projected cost, to the Tomahawk facilities. These services including staffing, dietary, environmental, financial and management and consulting services generated $6,754,000 of revenues for the Company during 1994. At May 31, 1994, the Company had a receivable of $2,255,000 due from Tomahawk for these services.

     The Company receives additional revenues of approximately $1,500,000 related to its provision of ancillary services at the Tomahawk facilities. These services, including provision of ambulance transportation, diagnostics, rehabilitation, pharmacy and medical supplies are provided at market rates.

     During the fiscal year ended May 31, 1994, various operating subsidiaries and divisions of the Company had business transactions with Community Care and Development Corporation ('CCDC') and/or its related organization, Dedicated Staffing Services, Inc. ('DSSI'), both of which are Pennsylvania non-profit corporations. The Board of Directors and officers of CCDC and DSSI included Daniel Veloric, Esther Ponnocks and Michael Veloric, who are also directors and officers of the Company. CCDC and DSSI paid Esther Ponnocks and Michael Veloric $55,500 and $12,000 respectively for consulting services in fiscal 1994. No payments were made to Daniel Veloric in fiscal 1994.

     During fiscal 1994, the Company purchased from DSSI approximately $6,809,000 of staffing services, including the provision of registered nurses, licensed practical nurses, nursing assistants and other personnel on a temporary employment basis. DSSI has agreed to charge the Company at cost for the services, which the Company believes to be at or below the fair market value for the services rendered. The Company leases office space to DSSI in Pennsauken, New Jersey at the current rate of $5,162 per month and received $61,944 in rent for the fiscal year ended May 31, 1994. The Company also leased-back certain properties previously sold at fair market value to CCDC. The Company paid rent to CCDC at the rate of $5,167 per month, approximately $62,000 for the fiscal year ended May 31, 1994. The Company believes its transactions with CCDC and DSSI have been on terms at least as favorable to the Company as those which would have been available in the general marketplace.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1. FINANCIAL STATEMENTS (COVERED BY INDEPENDENT ACCOUNTANT'S REPORT)
Auditors' Report
Consolidated Financial Statements
Balance Sheets -- May 31, 1994 and 1993
Consolidated Statements of Operations for the Years
Ended May 31, 1994, 1993, and 1992
Consolidated Statements of Cash Flows for the Years
Ended May 31, 1994, 1993, and 1992

Consolidated Statements of Shareholders' Equity (Deficit)
for the Years Ended May 31, 1994, 1993 and 1992.
Notes to Consolidated Financial Statements
2. FINANCIAL STATEMENT SCHEDULES (COVERED BY INDEPENDENT ACCOUNTANT'S REPORT)
      II.  Amounts Receivable From Related Parties and Underwriters, Promoters, and Employees Other Than
           Related Parties
       V.  Property, Plant and Equipment
      VI.  Accumulated Depreciation of Property, Plant and Equipment
    VIII.  Valuation and Qualifying Accounts
       X.  Supplemental Income Statement Information

     Schedules other than those listed above have been omitted because they are not applicable or the required information is shown in or can be derived from the financial statements and notes thereto.

                                                                     SCHEDULE II

              GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
             SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES
                   AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES
                           OTHER THAN RELATED PARTIES
                FOR THE YEARS ENDED MAY 31, 1994, 1993, AND 1992
                                ($ IN THOUSANDS)

                            ------------------------

                                                                                                           COLUMN E
                                                                                COLUMN D           ------------------------
                                                                       --------------------------
                                              COLUMN B                                                    BALANCE AT
                                             -----------                       DEDUCTIONS               END OF PERIOD
COLUMN A                                     BALANCE AT    COLUMN C    --------------------------  ------------------------
- -------------------------------------------   BEGINNING   -----------    AMOUNTS       AMOUNTS                      NOT
NAME OF DEBTOR                                OF PERIOD    ADDITIONS    COLLECTED    WRITTEN OFF     CURRENT      CURRENT
- -------------------------------------------  -----------  -----------  -----------  -------------  -----------  -----------
MAY 31, 1994
Tomahawk Capital Investments, Inc..........   $   6,000           --    $   1,000            --            --    $   5,000

MAY 31, 1993
Tomahawk Capital Investments, Inc..........          --    $   6,000(a)         --           --            --    $   6,000

- ------------------
(a) Represents a note receivable from the sale of the Mt. Laurel, New Jersey facilities (See Note 3 of the Notes to Consolidated Financial Statements).

                                                                      SCHEDULE V

              GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                FOR THE YEARS ENDED MAY 31, 1994, 1993, AND 1992
                                ($ IN THOUSANDS)

                            ------------------------

                                                                                            COLUMN E
                                                                                    ------------------------
                                              COLUMN B                                                         COLUMN F
                                             -----------   COLUMN C     COLUMN D         OTHER CHANGES        -----------
COLUMN A                                     BALANCE AT   -----------  -----------  ------------------------  BALANCE AT
- -------------------------------------------   BEGINNING    ADDITIONS    SALES AND       ADD       (DEDUCT)      END OF
CLASSIFICATION                                OF PERIOD     AT COST    RETIREMENTS   DESCRIBE     DESCRIBE      PERIOD
- -------------------------------------------  -----------  -----------  -----------  -----------  -----------  -----------
               MAY 31, 1994
Land.......................................   $   3,702    $      --    $      --    $      --    $      --    $   3,702
Buildings and improvements.................      84,097          782           --        4,613          (21)      89,471
Equipment and fixtures.....................      36,425        2,587       (3,264)         603         (103)      36,248
Construction in progress...................       8,991        6,148           --       (4,546)(a)         (2)     10,591
                                             -----------  -----------  -----------  -----------  -----------  -----------
                                              $ 133,215    $   9,517    $  (3,264)   $     670(c)  $    (126)  $ 140,012
                                             -----------  -----------  -----------  -----------  -----------  -----------
                                             -----------  -----------  -----------  -----------  -----------  -----------

               MAY 31, 1993
Land.......................................   $   4,235    $      --    $    (533)(b)  $      --  $      --    $   3,702
Buildings and improvements.................      78,866          501       (4,705)(b)      9,435(a)         --     84,097
Equipment and fixtures.....................      35,641        3,457       (3,175)(b)        502(a)         --     36,425
Construction in progress...................       8,890       10,121          (83)(b)     (9,937)(a)         --      8,991
                                             -----------  -----------  -----------  -----------  -----------  -----------
                                              $ 127,632    $  14,079    $  (8,496)   $      --    $      --    $ 133,215
                                             -----------  -----------  -----------  -----------  -----------  -----------
                                             -----------  -----------  -----------  -----------  -----------  -----------

               MAY 31, 1992
Land.......................................   $   4,235    $      --    $      --    $      --    $      --    $   4,235
Buildings and improvements.................      78,334          858         (390)          64(a)         --      78,866
Equipment and fixtures.....................      31,097        4,572         (317)         289(a)         --      35,641
Construction in progress...................       3,298        5,951           (6)        (353)(a)         --      8,890
                                             -----------  -----------  -----------  -----------  -----------  -----------
                                              $ 116,964    $  11,381    $    (713)   $      --    $      --    $ 127,632
                                             -----------  -----------  -----------  -----------  -----------  -----------
                                             -----------  -----------  -----------  -----------  -----------  -----------

- ------------------
(a) Construction in progress completed, transferred to building and fixtures.

(b) Includes sale of Mt. Laurel, New Jersey facilities.

(c) Relates to acquisition of ambulance company (see Note 3 of the Notes to Consolidated Financial Statements).

                                                                     SCHEDULE VI

              GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
              SCHEDULE VI -- ACCUMULATED DEPRECIATION OF PROPERTY,
                              PLANT AND EQUIPMENT
                FOR THE YEARS ENDED MAY 31, 1994, 1993, AND 1992
                                ($ IN THOUSANDS)

                            ------------------------

                                                   COLUMN B                                  COLUMN E        COLUMN F
                                                  -----------   COLUMN C     COLUMN D    -----------------  -----------
COLUMN A                                          BALANCE AT   -----------  -----------    OTHER CHANGES    BALANCE AT
- ------------------------------------------------   BEGINNING    ADDITIONS    SALES AND     ADD (DEDUCT)       END OF
CLASSIFICATION                                     OF PERIOD     AT COST    RETIREMENTS     -- DESCRIBE       PERIOD
- ------------------------------------------------  -----------  -----------  -----------  -----------------  -----------
                  MAY 31, 1994
Buildings and improvements......................   $  25,982    $   4,949    $      --       $      22(b)    $  30,953
Equipment and fixtures..........................      21,551        2,565       (1,931)            550(b)       22,735
                                                  -----------  -----------  -----------          -----      -----------
                                                   $  47,533    $   7,514    $  (1,931)      $     572       $  53,688
                                                  -----------  -----------  -----------          -----      -----------
                                                  -----------  -----------  -----------          -----      -----------
                  MAY 31, 1993
Buildings and improvements......................   $  25,812    $   3,764    $  (3,594)(a)     $      --     $  25,982
Equipment and fixtures..........................      18,657        3,745         (851)(a)            --        21,551
                                                  -----------  -----------  -----------          -----      -----------
                                                   $  44,469    $   7,509    $  (4,445)(a)     $      --     $  47,533
                                                  -----------  -----------  -----------          -----      -----------
                                                  -----------  -----------  -----------          -----      -----------
                  MAY 31, 1992
Buildings and improvements......................   $  22,368    $   3,626    $    (182)      $      --       $  25,812
Equipment and fixtures..........................      15,254        3,413          (10)             --          18,657
                                                  -----------  -----------  -----------          -----      -----------
                                                   $  37,622    $   7,039    $    (192)      $      --       $  44,469
                                                  -----------  -----------  -----------          -----      -----------
                                                  -----------  -----------  -----------          -----      -----------

- ------------------
(a) Includes sale of Mt. Laurel, New Jersey facilities.

(b) Relates to acquisition of ambulance company (See Note 3 of the Notes to Consolidated Financial Statements).

                                                                   SCHEDULE VIII

              GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED MAY 31, 1994, 1993, AND 1992
                                ($ IN THOUSANDS)

                            ------------------------

                                                                          COLUMN C
                                                                 --------------------------
                                                     COLUMN B            ADDITIONS            COLUMN D     COLUMN E
                                                    -----------  --------------------------  -----------  -----------
COLUMN A                                            BALANCE AT   CHARGED TO    CHARGED TO     ADDITIONS   BALANCE AT
- --------------------------------------------------   BEGINNING    COSTS AND       OTHER      (DEDUCTIONS)   END OF
DESCRIPTION                                          OF PERIOD    EXPENSES    ACCOUNTS (A)   (DESCRIBE)     PERIOD
- --------------------------------------------------  -----------  -----------  -------------  -----------  -----------
Year ended May 31, 1994:
  Allowance for doubtful accounts.................   $   7,570    $   7,102     $      --     $  (6,921)(b)  $   7,751
                                                    -----------  -----------  -------------  -----------  -----------
                                                    -----------  -----------  -------------  -----------  -----------
Allowance for third-party receivables.............   $   4,090    $      --     $   1,546     $  (1,759)(b)  $   3,877
                                                    -----------  -----------  -------------  -----------  -----------
                                                    -----------  -----------  -------------  -----------  -----------
Year ended May 31, 1993:
  Allowance for doubtful accounts.................   $   6,950    $   3,855     $   2,441     $  (5,676)(b)  $   7,570
                                                    -----------  -----------  -------------  -----------  -----------
                                                    -----------  -----------  -------------  -----------  -----------
  Allowance for third-party receivables...........   $   5,922    $      --     $   3,157     $  (4,989)(b)  $   4,090
                                                    -----------  -----------  -------------  -----------  -----------
                                                    -----------  -----------  -------------  -----------  -----------
Year ended May 31, 1992:
  Allowance for doubtful accounts.................   $   6,486    $   7,184     $      --     $  (6,720)(b)  $   6,950
                                                    -----------  -----------  -------------  -----------  -----------
                                                    -----------  -----------  -------------  -----------  -----------
  Allowance for third-party receivables...........   $   6,237    $      --     $   1,632     $  (1,947)(b)  $   5,922
                                                    -----------  -----------  -------------  -----------  -----------
                                                    -----------  -----------  -------------  -----------  -----------

- ------------------
(a) Amounts reflected as a reduction of revenues.

(b) Amounts written off, net of recoveries.

                                                                      SCHEDULE X

              GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
            SCHEDULE X -- SUPPLEMENTAL INCOME STATEMENT INFORMATION
                FOR THE YEARS ENDED MAY 31, 1994, 1993, AND 1992
                                ($ IN THOUSANDS)

                            ------------------------

                                                                                           COLUMN B
                                                                                -------------------------------
COLUMN A                                                                                ACCOUNT CHARGED
- ------------------------------------------------------------------------------  -------------------------------
DESCRIPTION                                                                       1994       1993       1992
- ------------------------------------------------------------------------------  ---------  ---------  ---------
State and local taxes, other than income and payroll taxes....................  $   3,020(a) $   2,871(c) $   2,682(e)
Amortization of intangibles...................................................  $   1,724(b) $   1,491(d) $     728(f)

- ------------------
(a) State and local taxes, other than income and payroll taxes increased $149,000 (5.2%) in fiscal 1994. The increase resulted primarily from an increase in use taxes based upon current year purchases and an increase in capital stock taxes.

(b) Amortization expense increased $233,000 (15.6%) in fiscal 1994 primarily due to costs associated with debt refinancings.

(c) State and local taxes, other than income and payroll taxes increased 7.0% in fiscal 1993. The increase resulted primarily from an increase in real estate taxes due to increased rates and the addition of a 150 bed nursing facility and related financing charges.

(d) Amortization expense increased $763,000 (104.8%) in fiscal 1993 primarily due to costs associated with the Company's Credit Facility (see Note 2 of the Notes to Consolidated Financial Statements).

(e) State and local taxes, other than income and payroll taxes, decreased $83,000 (3.0%) in fiscal 1992 due primarily to reductions in property assessments at several facilities.

(f) Amortization expense decreased $717,000 (49.6%) in fiscal 1992 due primarily to various intangible assets becoming fully amortized during fiscal 1992.

3. EXHIBITS

     3(a). Articles of Incorporation of the Registrant, as amended. Incorporated by reference to Exhibit 3(a) to the Registrant's Registration Statement on Form S-1 (File No. 2-94822) (the '1984 Registration Statement') and as amended in the Registrant's Current Report on Form 8-K dated December 31, 1992.

     3(b). By-Laws of the Registrant, as amended. Incorporated by reference to
Exhibit 3 (b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1990.

     4(a). Master Loan Agreement between Registrant and the New Jersey National Bank dated as of October 1, 1983. Incorporated by reference to Exhibit 4(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1984.

     4(b). Loan Agreement, dated as of November 1, 1986 between New Jersey Economic Development Authority and Geriatric and Medical Services, Inc. relating to $2,025,000 principal amount New Jersey Economic Development Authority Demand Revenue Bonds and related Trust Indenture. Incorporated by reference to Exhibit 4(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1987.

     4(c). Amended and Restated Reimbursement Agreement, dated as of November 1, 1986 by and among Geriatric and Medical Services, Inc., First Pennsylvania Bank N.A. and Mellon Bank, N.A. Incorporated by reference to Exhibit 4(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1987.

     4(d). Loan Agreement, dated as of November 1, 1986 between New Jersey Economic Development Authority and Geriatric and Medical Services, Inc. relating to $850,000 principal amount New Jersey Economic Development Authority Demand Revenue Refunding Bonds and related Trust Indenture. Incorporated by reference to Exhibit 4(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1987.

     4(e). Amended and Restated Reimbursement Agreement, dated as of November 1, 1986 by and among Geriatric and Medical Services, Inc., First Pennsylvania Bank N.A. and Mellon Bank, N.A. Incorporated by reference to Exhibit 4(g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1987.

     4(f). Loan Agreement, dated as of May 1, 1990 between New Jersey Economic Development Authority and Geriatric and Medical Services, Inc. relating to $5,000,000 and $1,175,000 of Demand Revenue Bonds and Demand Revenue Refunding Bonds, respectively. Incorporated by reference to Exhibit 4(t) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1990.

     10(a). 1982 Incentive Stock Option Plan as amended. Incorporated by reference to Exhibit 10(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1989.

     10(b). 1984 Stock Option Plan Incorporated by reference to Exhibit 10(b) to the 1984 Registration Statement.

     10(c). 1990 Stock Option Plan for Directors. Incorporated by reference to
Exhibit 10(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1990.

     10(d). 1989 Stock Option and Restricted Stock Plan. Incorporated by reference to Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (File No. 33-34803).

     10(e)(i). Operating Deficits Agreement, dated February 1, 1988 among the Company and Resource Housing of America, Inc. Incorporated by reference to exhibit 10(c)(iii) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 29, 1988.

     10(e)(ii). Revolving Credit and Term Loan Agreement, dated February 1, 1988 by and among the Company and Resource Housing of America, Inc. Incorporated by reference to exhibit 10(c)(v) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 29, 1988.

     10(f)(i). $175,000 Purchase Money Note, dated November 30, 1988, given by RHA/Philadelphia Nursing Homes, Inc. to Geriatric and Medical Services, Inc. Incorporated by reference to exhibit 10(c) to the Registrant's Current Report on Form 8-K, dated November 30, 1988.

     10(f)(ii). Revolving Credit and Term Loan Agreement, dated as of November 1, 1988, by and between RHA/Philadelphia Nursing Homes, Inc. and Geriatric & Medical Centers, Inc. Incorporated by reference to exhibit 10(f) to the Registrant's Current Report on Form 8-K, dated November 30, 1988.

     10(f)(iii). $2,455,000 Promissory Note dated as of November 1, 1988, given by RHA/Philadelphia Nursing Homes, Inc. to Geriatric & Medical Centers, Inc. Incorporated by reference to exhibit 10(g) to the Registrant's Current Report on Form 8-K, dated November 30, 1988.

     10(f)(iv). Operating Deficits Agreement, dated as of November 1, 1988, by and between RHA/Philadelphia Nursing Homes, Inc. and Geriatric & Medical Centers, Inc. Incorporated by reference to exhibit 10(h) to the Registrant's Current Report on Form 8-K, dated November 30, 1988.

     10(f)(v). Second Mortgage and Security Agreement, dated as of November 30, 1988, between RHA/Philadelphia Nursing Homes, Inc., Geriatric & Medical Centers, Inc., Geriatric and Medical Services, Inc. and Total Care Development Corporation Incorporated by reference to exhibit 10(i) to the Registrant's Current Report on Form 8-K, dated November 30, 1988.

     10(f)(vi). Subordination Agreement, dated as of November 1, 1988, between and among Geriatric & Medical Centers, Inc., Total Care Development Corporation, Geriatric and Medical Services, Inc. and RHA/Philadelphia Nursing Homes, Inc. Incorporated by reference to exhibit 10(j) to the Registrant's Current Report on Form 8-K, dated November 30, 1988.

     10(g)(i). Term Loan Agreement, dated as of August 1, 1989, by and between RHA/Pennsylvania Nursing Homes, Inc. and Geriatric & Medical Centers, Inc. Incorporated by reference to the Registrant's Current Report on Form 8-K, dated August 31, 1989.

     10(g)(ii). $724,500 Promissory Note dated as of August 1, 1989 given by RHA/Pennsylvania Nursing Homes, Inc. to Geriatric & Medical Centers, Inc. Incorporated by reference to the Registrant's Current Report on Form 8-K, dated August 31, 1989.

     10(g)(iii). Operating Deficits Agreement, dated as of August 1, 1989 by and between RHA/Pennsylvania Nursing Homes, Inc. and Geriatric & Medical Centers, Inc. Incorporated by reference to the Registrant's Current Report on Form 8-K, dated August 31, 1989.

     10(g)(iv). Second Mortgage and Security Agreement, dated as of August 31, 1989, by and among RHA/ Pennsylvania Nursing Homes, Inc., Geriatric & Medical Centers, Inc., GMS Management, Inc., GMC Financial Services, Inc., Total Care Insurance Corporation, d/b/a Rite Care Resources and Total Care Management Inc. Incorporated by reference to the Registrant's Current Report on Form 8-K, dated August 31, 1989.

     10(g)(v). Subordination Agreement, dated as of August 1, 1989, between and among Geriatric & Medical Centers, Inc., GMS Management, Inc., GMC Financial Services, Inc., Total Care Inn Corporation, d/b/a Rite Care Resources, RHA/Pennsylvania Nursing Homes, Inc., and RHA/Home Office, Inc. Incorporated by reference to the Registrant's Current Report on Form 8-K, dated August 31, 1989.

     10(h)(i). Operating Deficits Agreement, dated as of October 1, 1988 by and among Walnut Park Plaza Associates, Villas Realty & Investments, Inc. and Maryland National Bank, exclusive of exhibits thereto. Incorporated by reference to Exhibit 10(e)(ii) to the Registrant's report on Form 8 dated September 26, 1989.

     10(i)(i). Operating Deficits and Term Loan Agreement, dated as of September 1, 1990, between AHF/Montgomery, Inc. and Geriatric & Medical Centers, Inc. Incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated October 26, 1990.

     10(i)(ii). Subordination Agreement, dated as of September 1, 1990, between and among Montgomery County Higher Education and Health Authority (the 'Authority'), Geriatric & Medical Centers, Inc., GMS Management, Inc., GMC Financial Services, Inc., AHF/Montgomery, Inc., and AHF/Home Office, Inc. Incorporated by reference to Exhibit 10(c) to the Registrant's Current Report on Form 8-K dated October 26, 1990.

     10(i)(iii). Loan and Security Agreement, dated as of September 1, 1990, between the Authority, AHF/Montgomery, Inc., and Assignment of the Authority's Interest to Geriatric & Medical Centers, Inc. as Bondholder. Incorporated by reference to Exhibit 10(d) to the Registrant's Current Report on Form 8-K dated October 26, 1990.

     10(j). Management Incentive Bonus Program. Incorporated by reference to
Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1990.

     10(l)(i). Supplemental Loan Agreement, dated as of April 15, 1992 between New Jersey Economic Development Authority and Geriatric and Medical Services, Inc. relating to $2,025,000 and $850,000 of Revenue Bonds and Revenue Refunding Bonds, respectively. Incorporated by reference to Exhibit 10(l)(i) to the Registrant's Current Report on Form 8-K dated May 14, 1992.

     10(l)(ii). Loan Agreement, dated as of April 23, 1992, by and among Meditrust Mortgage Investments, Inc. and Geriatric and Medical Services, Inc., Crestview Convalescent Home, Inc., Burlington Woods Convalescent Center, Inc., Geriatric & Medical Centers, Inc. and Crestview North, Inc. relating to a loan in the amount of $86,003,000. Incorporated by reference to Exhibit 10(l)(ii) to the Registrant's Current Report on Form 8-K dated May 14, 1992.

     10(l)(iii). Loan Agreement, dated as of April 23, 1992, between Geriatric and Medical Services, Inc. and Geriatric & Medical Centers, Inc. and CoreStates Enterprise Fund relating to a loan in the amount of $5,000,000. Incorporated by reference to Exhibit 10(l)(iv) to the Registrant's Current Report on Form 8-K dated May 14, 1992.

     10(m)(i) Loan Agreement, dated as of May 1, 1992 between New Jersey Economic Development Authority and Geriatric and Medical Services, Inc. relating to $6,215,000 of Mortgage Revenue Refunding Bonds.

     10(m)(ii) Loan Agreement, dated as of May 1, 1992 between Montgomery County (Pennsylvania) Industrial Development Authority and Geriatric and Medical Services, Inc., relating to $2,105,000 of Mortgage Revenue Refunding Bonds.

     10(n) Accounts Financing Agreement, dated as of December 6, 1991, between American Insured Receivables Fund, Inc. and Geriatric & Medical Centers, Inc. and certain of its subsidiaries.

     10(o) Master Trust Indenture, dated May 1, 1992, by and between Geriatric and Medical Services, Inc. and Fidelity Bank, National Association.

     10(p)(i) Loan Agreement, dated as of June 1, 1992 between Chester County (Pennsylvania) Industrial Development Authority and Geriatric and Medical Services, Inc., relating to $2,285,000 of Mortgage Revenue Refunding Bonds.

     10(p)(ii) Loan Agreement, dated as of June 1, 1992, between Bucks County (Pennsylvania) Industrial Development Authority and Geriatric and Medical Services, Inc., relating to $2,370,000 of Mortgage Revenue Refunding Bonds.

     10(q) Loan Agreement, dated as of December 1, 1992, between Lancaster (Pennsylvania) Industrial Development Authority and Geriatric and Medical Services, Inc., relating to $855,000 of Mortgage Revenue Refunding Bonds and Loan Agreement, dated as of December 1, 1992, between Montgomery County (Pennsylvania) Industrial Development Authority and Geriatric and Medical Services, Inc., relating to $1,195,000 of Mortgage Revenue Refunding Bonds.

     10(r)(i) Assignment Agreement, dated February 26, 1993, by and between Geriatric & Medical Companies, Inc., and Robert P. Krauss, Esquire, as agent, regarding the assignment of $1,200,000 Subordinated Revenue Bond
(AHF/Montgomery, Inc., Project) - Series 1990B to agent.

     10(r)(ii) Agency Agreement, dated February 26, 1993, by, between and among the Daniel Veloric Individual Retirement Account, Transcorp, Inc., Custodian; Tomahawk Capital Investments, Inc.; and Robert P. Krauss, Esquire, as agent.

     10(s)(i) Agreement of Sale, dated as of May 31, 1993, by and between Geriatric and Medical Services, Inc, and Tomahawk Capital Investments, Inc.

     10(s)(ii) Mortgage Note, dated as of May 31, 1993, given by Tomahawk Capital Investments, Inc., to Geriatric and Medical Services, Inc.

     10(s)(iii) Mortgage and Security Agreement, dated as of May 31, 1993, by and between Tomahawk Capital Investments, Inc, and Geriatric and Medical Services, Inc.

     10(t) Sale and Subservicing Agreement, dated as of November 4, 1993, by and among certain subsidiaries of Geriatric & Medical Companies, Inc. as Seller and Subservicer, NPF-PW, Inc. as Purchaser and National Premier Financial Services, Inc., as Servicer.

     10(u) Sale and Subservicing Agreement, dated as of May 19, 1994, by and among certain subsidiaries of Geriatric & Medical Companies, Inc. as Seller and Subservicer, NPF-PW, Inc. as Purchaser and National Premier Financial Services, Inc, as Servicer.

     10(v) Employment Agreement dated March 4, 1993, effective June 1, 1993 by and between Geriatric & Medical Companies, Inc. and Daniel Veloric - Chairman of the Board, Chief Executive Officer and President.

     22. Subsidiaries of the Registrant.

     28(a). Stipulation and Settlement Agreement (City of Philadelphia). Incorporated by reference to Exhibit 28(a) to the Registrant's Annual Report on form 10-K for the fiscal year May 31, 1990.

     28(b). Stipulation of Settlement in Whole and In Part (Commonwealth of Pennsylvania - Department of Public Welfare). Incorporated by reference to
Exhibit 28(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1990.

(B) REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      GERIATRIC & MEDICAL COMPANIES, INC.
                                  (Registrant)

                                                          By: /s/JAMES J. O'MALLEY
                                                              James J. O'Malley
                                                              Vice President -- Finance
Dated: October 11, 1994                                       and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                      CAPACITY                                        DATE

/s/DANIEL VELORIC                                 Chairman of the Board,                      October 11, 1994
Daniel Veloric                                    President and Director
                                                  (Chief Executive Officer)

/s/JAMES J. O'MALLEY                              Vice President --                           October 11, 1994
James J. O'Malley                                 Finance and Chief
                                                  Financial Officer

/s/GERALD E. BISBEE, JR.                          Director                                    October 11, 1994
Gerald E. Bisbee, Jr.

/s/THOMAS J. GORMAN                               Director                                    October 11, 1994
Thomas J. Gorman

/s/ANTHONY C. SALVO                               Director                                    October 11, 1994
Anthony C. Salvo

/s/MICHAEL VELORIC                                Director                                    October 11, 1994
Michael Veloric

/s/ESTHER PONNOCKS                                Director                                    October 11, 1994
Esther Ponnocks

/s/GREG BRONCZYK                                  Corporate Controller                        October 11, 1994
Greg Bronczyk

                      GERIATRIC & MEDICAL COMPANIES, INC.

             ANNUAL REPORT ON FORM 10-K FOR YEAR ENDED MAY 31, 1994
                                 EXHIBIT INDEX

10(u)      Sale and Subservicing Agreement, dated as of May 19, 1994, by and among certain subsidiaries of Geriatric
           & Medical Companies, Inc. as Seller and Subservicer, NPF-PW, Inc. as Purchaser and National Premier
           Financial Services, Inc. as Servicer. (See Page 75 of 112)
10(v)      Employment Agreement, dated March 4, 1993, effective June 1, 1993 by and between Geriatric & Medical
           Companies, Inc. and Daniel Veloric-Chairman of the Board, Chief Executive Officer and President.
           (See Page 70 of 112)
27         Article 5 FDS-Financial Data Summary for the fiscal year ended May 31, 1994. (See Page 112 of 112)

                              EMPLOYMENT AGREEMENT

     This Employment Agreement (the 'Agreement') is made and entered into as of this 4th day of March, 1993, effective June 1, 1993, by and between GERIATRIC & MEDICAL COMPANIES, INC., a Delaware Corporation, (hereinafter the 'Company') and DANIEL VELORIC (hereinafter 'Employee').

                                   BACKGROUND

     Company deems it to be in its best interests to secure and retain the services of Employee and Employee desires to work for Company upon the terms and under the conditions hereinafter set forth.

     The Compensation Committee of the Board of Directors determined, in 1993, that this Employment Agreement would become effective June 1, 1993 notwithstanding the fact that the final terms of the Agreement and the Bonus Plans referred to herein would take several months to finalize. The Compensation Committee engaged an outside consultant to review this Employment Agreement and the Bonus Plans referred to herein to determine that they were fair and reasonable in the marketplace and the Committee approved this Agreement and the Plans at their meetings held on February 3, 1994.

     NOW, THEREFORE, in consideration of the mutual promises and undertakings contained herein and intending to be legally bound hereby, the parties hereto agree as follows:

          1. EMPLOYMENT. The Company hereby employs Employee and Employee hereby accepts such employment, on the terms and under the conditions hereinafter set forth.

          2. TERM. The original term of this Agreement shall begin as of June 1, 1993 and shall continue for five years, ending May 31, 1998 (the 'Term'). This Agreement shall be extended for one additional year until this Agreement terminates in accordance with the provisions of Paragraph 11 hereof so that the Term of this Agreement shall always remain five years.

          3. DUTIES. Employee is engaged hereunder as Chairman and CEO of Company (the 'Position'), and he agrees to perform the duties of the Position, or such other or further duties and services of a similar nature as may be reasonably required of him by the Board of Directors of the Company (the 'Board'). Employee shall have such power and authority as shall reasonably be required to enable him to perform his duties hereunder in an efficient manner; provided that, in exercising such power and authority and performing such duties, Employee shall at all times be subject to the authority and control of the Board. Employee shall perform his duties and services hereunder based at the Company's Philadelphia, Pennsylvania location. Employee shall devote his full business time, attention, energies and best efforts to the performance of all of the duties required of the Position.

          4. COMPENSATION. For all services rendered by Employee during the Term of this Agreement, and any renewal hereof, Company agrees to pay Employee a salary of Four Hundred Fifty Thousand Dollars ($450,000) per annum ('Base Compensation'), which shall be paid in equal installments every two weeks, plus such additional compensation and bonuses as may be awarded from time to time to the Employee by the Board or its Compensation Committee.

          5. FRINGE BENEFITS AND PENSION PLAN. During the term of this Agreement, or so long as compensation is required to be paid by Company to Employee hereunder, Employee shall be entitled to participate in (or to continue his participation in) all the fringe benefit programs provided for executive employees of the Company, including, without limitation, all medical, disability, and life insurance programs and incentive compensation plans now in existence or hereinafter adopted by the Company for its Executive Officers; provided, however, that Employee shall be entitled to and shall receive the benefits provided for in the plans described on Exhibit 'A' and Exhibit 'B' attached hereto (the 'Incentive Plans'), in lieu of, and not in addition to, any retirement or bonus program provided for executive employees of Company.

          6. CAR ALLOWANCE. Company agrees to provide Employee with a Company owned and maintained luxury class vehicle.

          7. VACATIONS. Employee shall be entitled each year to vacation time of four weeks, during which time his Base Compensation shall continue to be paid to him. Each vacation shall be taken by Employee at such time or times as agreed upon by Company and Employee.

          8. REIMBURSEMENT OF EXPENSES. Company shall reimburse Employee for all reasonable expenses incurred by Employee in connection with his employment hereunder in accordance with procedures established by Company, from time to time.

          9. DISABILITY OF EMPLOYEE. If Employee is unable to substantially perform his services by reason of incapacity, either physical or mental, for a period of ninety consecutive days, Company shall have the option of reducing, in whole or in part, the Base Compensation or other compensation thereafter payable to Employee pursuant to this Agreement during the continued period of illness or incapacity, or of declaring at any time thereafter during the continuation of such disability, upon thirty days notice, that Employee's employment hereunder is terminated.

          In the event this Agreement is terminated due to disability of Employee, Company shall pay to Employee all sums owed to him as Base Compensation, and all earned and accrued bonuses which would otherwise be payable to Employee up to the end of the month in which Employee's employment is terminated hereunder. The Disability Payment shall be made within thirty days of the date of termination. In addition, Company shall pay Employee, as a further Disability Payment, an amount equal to 100% of his Base Compensation at the time any such disability commences each year such disability continues (or having commenced, he does not again become an Employee of the Company) for three years. Company shall have no obligation to Employee upon termination due to disability of Employee, except as expressly provided for in this Paragraph 9.

          10. DEATH. If Employee dies during the term of this Agreement, including any renewals hereof, this Agreement shall terminate immediately and Company shall pay to Employee's Estate (i) all sums owed to Employee as Base Compensation; (ii) all earned and accrued but unpaid bonuses (including payments pursuant to Paragraph 9 hereof), which would otherwise be payable to Employee up to the end of the month in which Employee's death occurs; and a Death Benefit of One Million Dollars ($1,000,000) payable in forty equal quarterly payments commencing on the last day of the third month after the date of Employee's death. Company shall have no obligation to Employee upon termination due to death of Employee, except as expressly provided for in this Paragraph 10.

        11. TERMINATION.

                 11.1. Company may terminate this Agreement only (a) with Cause
            (as hereinafter defined); (b) upon the disability of Employee pursuant to Paragraph 9 hereof; or (c) upon the death of Employee pursuant to Paragraph 10 hereof. Any termination pursuant to (a) or
            (b) of this Paragraph 11.1 must be preceded by not less than ninety days written notice to Employee.

                 11.2. Employee may terminate this Agreement by giving written notice to Company thirty days prior to the expiration of the Term of this Agreement or any extension(s) hereof or at any time upon Company's breach of any material provision hereof upon giving 90 days prior written notice thereof to Company.

        12. CAUSE.

                 12.1. Cause, as the term is used herein, shall include only the following: engagement by Employee in willful misconduct, fraud, embezzlement, theft constituting a felony, an act intentionally against the interests of the Company which causes Company material harm, or a final determination by a court of competent jurisdiction that Employee has committed a material breach of the provisions of Paragraph 3 of this Agreement.

                 12.2. For the purpose of this Agreement, Company's exercise of its right to terminate Employee shall require a vote of two-thirds of the Board.

                 12.3. If Employee is terminated hereunder for Cause, Company shall not be obligated to provide to Employee any compensation or benefits whatsoever, which Employee might otherwise be entitled to hereunder accruing hereunder after the date of a termination for cause.

          13. ETHICS, NON-COMPETITION AND CONFIDENTIALITY. In consideration of the employment of Employee as herein provided, Employee agrees to execute and abide by the Company's standard statements for business ethics, conflicts of interest and confidentiality and any Reaffirmations as from time-to-time are requested. Employee understands and acknowledges that such covenants are required for the fair and reasonable protection of Company and that said covenants shall be construed as an agreement independent of any other provisions of Employee's employment and that they shall survive termination of this Agreement.

          14. NOTICES. Any notice required or permitted to be given under this Agreement shall be sufficient, if delivered in person or if delivered by any nationally recognized overnight delivery service.

          15. BINDING EFFECT. This Agreement shall be binding upon and inure to the benefit of Company and Employee and their respective successors, assigns and legal representatives; provided, however, that neither party shall have the right to assign or otherwise transfer (by operation of law or otherwise) its or his rights or obligations under this Agreement (other than as referred to herein) except with the prior written consent of the other.

          16. GOVERNING LAW. This Agreement shall be deemed to be a contract made and performed under the laws of the Commonwealth of Pennsylvania, and for all purposes it shall be construed in accordance with and governed by the laws of the Commonwealth of Pennsylvania.

          17. SPECIFIC PERFORMANCE. The parties to this Agreement, in addition to all other remedies allowed by law for its enforcement, expressly consent to the enforcement of this Agreement by specific performance or by injunction in any court having competent jurisdiction.

          18. ENFORCEMENT. If Employee seeks to enforce his rights under this Agreement, and Employee prevails, Company shall pay all actual attorneys' fees and attorneys' costs which were reasonably incurred by Employee in enforcing his rights hereunder.

          19. ARBITRATION. In any dispute regarding this Agreement, including its applicability, and the applicability of this Paragraph 19, Employee may require Company to submit the dispute to binding arbitration for resolution ('Arbitration'). If Employee requests Arbitration, Employee and Company shall each choose one arbitrator, and the two arbitrators so chosen shall choose a third arbitrator. The Arbitration shall be according to the rules of the American Arbitration Association, and any final decision reached by the arbitrators shall be final and unappealable. Company agrees to and shall pay all costs of the Arbitration, including all costs incurred in enforcing Employee's rights, if any, pursuant to a final decision of the arbitrators. If Company files an action in any court regarding a matter which the Company was required to submit to arbitration, or if the Company attempts to or does appeal to any court any decision of the arbitrators, Company shall pay all costs of such subsequent action, including those of Employee, regardless of whether or not Company prevails.

          20. SEVERABILITY. Whenever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement shall be prohibited by or invalid under applicable law, such provision shall be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement.

          21. MODIFICATION. This Agreement shall not be and shall not be deemed or construed to have been modified, amended, rescinded, canceled, or waived in whole or in part, except by a written instrument signed by the parties hereto.

          22. ENTIRE AGREEMENT. This Agreement constitutes and expresses the entire agreement and understanding between the parties hereto in reference to all the matters referred to herein, and any previous discussions, promises, representations, and understanding relative thereto are merged into the terms of this Agreement and shall have no further force and effect.

     IN WITNESS WHEREOF, the parties hereto have signed this Agreement as of the date first set forth above.

                                          GERIATRIC & MEDICAL COMPANIES, INC.

                                          By: __________________________________
                                              ARTHUR A. CARR, JR., Executive
                                              Vice President

WITNESS                                                                        EMPLOYEE

                                                                            DANIEL VELORIC

                        SALE AND SUBSERVICING AGREEMENT

                            Dated as of May 19, 1994

                                  by and among

                       THOSE PARTIES LISTED ON SCHEDULE 4
                                ATTACHED HERETO

                         as Seller and as Subservicer,

                                 NPF III, INC.

                                 AS PURCHASER,

                                      AND

                   NATIONAL PREMIER FINANCIAL SERVICES, INC.,

                                  AS SERVICER

                          TABLE OF CONTENTS ARTICLE I

                                  DEFINITIONS

SECTION 1.01.         Certain Defined Terms.................................................................          2
SECTION 1.02.         Other Terms...........................................................................         12

                                                      ARTICLE II

                                     PURCHASE AND SALE; ESTABLISHMENT OF ACCOUNTS
SECTION 2.01.         Purchase and Sale.....................................................................         13
SECTION 2.02.         Conveyance of Receivables.............................................................         13
SECTION 2.03.         Establishment of Accounts; Conveyance of Interests Therein; Investment................         15
SECTION 2.04.         Grant of Security Interest............................................................         16
SECTION 2.05.         Further Action Evidencing Purchases...................................................         16
SECTION 2.06.         Eligible Receivables..................................................................         17
SECTION 2.07.         Medicare and Medicaid Offsets.........................................................         17
SECTION 2.08.         Assignment of Agreement...............................................................         18

                                                      ARTICLE III

                                                CONDITIONS OF PURCHASES
SECTION 3.01.         Conditions Precedent to Effectiveness of Agreement....................................         18
SECTION 3.02.         Conditions Precedent to All Purchases.................................................         19

                                                      ARTICLE IV

                                     REPRESENTATIONS AND WARRANTIES OF THE SELLER
SECTION 4.01.         Representations and Warranties as to the Seller.......................................         20
SECTION 4.02.         Representations and Warranties of the Seller as to Purchased Receivables..............         25
SECTION 4.03.         Repurchase Obligations................................................................         27

                                                       ARTICLE V

                                            GENERAL COVENANTS OF THE SELLER
SECTION 5.01.         Affirmative Covenants of the Seller...................................................         28
SECTION 5.02.         Reporting Requirements of the Seller..................................................         29
SECTION 5.03.         Negative Covenants of the Seller......................................................         30

                                                      ARTICLE VI

                                                ACCOUNTS ADMINISTRATION
SECTION 6.01.         Collection Account....................................................................         31
SECTION 6.02.         Determinations of the Servicer........................................................         31
SECTION 6.03.         Distributions from Accounts...........................................................         32
SECTION 6.04.         Allocation of Moneys following Termination Date.......................................         32
SECTION 6.05          Accounting............................................................................         33

                                                      ARTICLE VII

                                            APPOINTMENT OF THE SUBSERVICER,
                                       SPECIAL SERVICER, AND SUCCESSOR SERVICER
SECTION 7.01.         Appointment of the Subservicer........................................................         33
SECTION 7.02.         Additional Subservicers...............................................................         34
SECTION 7.03.         Duties and Responsibilities of the Subservicer........................................         34
SECTION 7.04.         Authorization of the Servicer.........................................................         36

SECTION 7.05.         Subservicing Fee; Subservicing Expenses...............................................         37
SECTION 7.06.         Annual Statement as to Compliance.....................................................         37
SECTION 7.07.         Transfer of Servicing Between Subservicer and Special Servicer........................         37
SECTION 7.08.         Subservicer Not to Resign.............................................................         38
SECTION 7.09.         Appointment of the Successor Subservicer..............................................         38
SECTION 7.10.         Authorization of the Special Servicer.................................................         39
SECTION 7.11.         Duties of the Subservicer to the Successor Servicer...................................         39
SECTION 7.12.         Effect of Termination or Resignation..................................................         40

                                                     ARTICLE VIII
                                               EVENTS OF SELLER DEFAULT
SECTION 8.01.         Events of Seller Default..............................................................         40

                                                      ARTICLE IX
                                                    INDEMNIFICATION
SECTION 9.01.         Indemnities by the Seller.............................................................         42

                                                       ARTICLE X
                                                     MISCELLANEOUS
SECTION 10.01.        Notices, Etc..........................................................................         43
SECTION 10.02.        Remedies..............................................................................         43
SECTION 10.03.        Binding Effect; Assignability.........................................................         44
SECTION 10.04.        Costs, Expenses and Taxes.............................................................         44
SECTION 10.05.        No Proceedings........................................................................         45
SECTION 10.06.        Amendments; Waivers; Consents.........................................................         45
SECTION 10.07.        GOVERNING LAW; CONSENT TO JURISDICTION; WAIVER OF JURY TRIAL..........................         45
SECTION 10.08.        Execution in Counterparts; Severability...............................................         46

Schedule 1     Ineligible Medicaid States
Schedule 2     Names of Sellers and Provider Numbers
Schedule 3     Names Under Which and Addresses At which Seller Is Doing Business
               Names of Sellers and States in which Seller is Incorporated and States in which Seller is Qualified
Schedule 4     to do Business
Schedule 5     Purchase Commitments
Schedule 6     Date of Medicare and Medicaid Cost Reports For Each Seller
Schedule 7     Purchase Dates
Schedule 8     Disclosures by the Seller
Exhibit A      Form of Notice to Commercial Payors
Exhibit B      Form of Lockbox Account Agreement
Exhibit C      Form of Purchase Assignment
Exhibit D      Form of Officer's Certificate for the Seller
Exhibit E      Form of Opinion of Counsel for the Seller
Exhibit F      Form of Repurchase Assignment
Exhibit G      Form of Section 6.02 Determination of the Servicer

     SALE AND SUBSERVICING AGREEMENT (the 'Agreement'), dated as of May 19, 1994, by and among those corporations identified and set forth on Schedule 4 attached hereto, each of which is incorporated in the state adjacent to its name set forth on Schedule 4 attached hereto, as Seller (as such, together with its successors and permitted assigns, the 'Seller') and as Subservicer hereunder (as such, together with its successors and permitted assigns, the 'Subservicer'), NPF III, INC., an Ohio corporation, as Purchaser (as such, together with its successors and permitted assigns, the 'Purchaser'), and NATIONAL PREMIER FINANCIAL SERVICES, INC., an Ohio corporation, as Servicer (as such, together with its successors and permitted assigns, the 'Servicer').

                                  WITNESSETH:

     WHEREAS, each Seller desires to sell to the Purchaser certain health care receivables originated by such Seller and, unless otherwise specifically provided herein to the contrary, each Seller constitutes a separate party to this Agreement with respect to each Seller's duties, responsibilities, obligations, representations, warranties and covenants set forth in this Agreement;

     WHEREAS, the Purchaser is a special purpose corporation formed for the purpose of purchasing certain health care receivables and funding such purchases with the proceeds from the issuance of promissory notes;

     WHEREAS, the Seller and the Purchaser intend that the Purchaser will purchase certain health care receivables from the Seller from time to time;

     WHEREAS, the Purchaser has appointed the Servicer to perform certain servicing, administrative and collection functions in respect of the receivables purchased by the Purchaser under this Agreement (the 'Purchased Receivables');

     WHEREAS, in order to effectuate the purposes of this Agreement, the Purchaser and the Servicer desire that a subservicer (the 'Subservicer') be appointed to perform certain servicing, administrative and collection functions in respect of the Purchased Receivables;

     WHEREAS, the Seller has been requested and is willing to act as the Subservicer; and

     WHEREAS, each Seller acknowledges and consents to the Purchaser's anticipated assignment to an affiliate of the Purchaser of all its right, title, interest and obligations with respect to this Agreement.

     NOW, THEREFORE, the parties agree as follows:

                                   ARTICLE I
                                  DEFINITIONS

     SECTION 1.01. Certain Defined Terms. Except as otherwise agreed by the parties, as used in this Agreement, the following terms shall have the following meanings:

     'ACCREDITATION' means certification by the JCAHO that a facility fully complies with the standards set by the JCAHO for operation of such facility.

     'ADDITIONAL SUBSERVICER' has the meaning specified in Section 7.02.

     'ADDITIONAL SUBSERVICING AGREEMENT' has the meaning specified in Section 7.02.

     'ADVERSE CLAIM' means any claim of ownership or any lien, security interest or other charge or encumbrance, or other type of preferential arrangement having the effect of a lien or security interest.

     'AFFILIATE' means, as to any Person, any other Person that, directly or indirectly, is in control of, is controlled by, or is under common control with, such Person within the meaning of control under Section 15 of the Securities Act of 1933.

     'BASE RATE' means, as of any Purchase Date a percentage, determined by the Servicer, equal to 9.75% per annum.

     'BILLING DATE' means the date on which the claim with respect to a Receivable was submitted to the related Payor.

     'BLUE CROSS/BLUE SHIELD CONTRACT' means any and all agreements currently in force between the Seller and any Blue Cross/Blue Shield plan.

     'BUSINESS DAY' means any day of the year other than a Saturday, Sunday or any day on which banks are required, or authorized, by law to close in the State of Ohio or the State of New York.

     'CHAMPUS' means the Civilian Health and Medical Program of the Uniformed Service, a program of medical benefits covering retirees and dependents of a member or a former member of a uniformed service, provided, financed and supervised by the United States Department of Defense established by 10 USC 1071 et seq.

     'CHAMPUS RECEIVABLE' means a Receivable payable pursuant to CHAMPUS.

     'CHAMPUS REGULATIONS' means collectively, all regulation of the Civilian Health and Medical Program of the Uniformed Services including (a) all federal statutes (whether set forth in 10 USC 1071 or elsewhere) affecting CHAMPUS; and
(b) all applicable provisions of all rules, regulations (including 32 CFR 199), manuals, orders, and administrative, reimbursement and other guidelines of all Governmental Authorities (including, without limitation, HHS, the Department of Defense, the Department of Transportation, the Assistant Secretary of Defense (Health Affairs), and the Office of CHAMPUS, or any Person or entity succeeding to the functions of any of the foregoing) promulgated pursuant to or in connection with any of the foregoing (whether or not having the force of law), in each case as may be amended, supplemented or otherwise modified from time to time.

     'CLOSING DATE' means May 19, 1994.

     'COLLECTION ACCOUNT' means the trust account maintained with the Trustee described in Section 2.03(c).

     'COLLECTIONS' means, with respect to any Receivable, all cash collections and other cash proceeds of such Receivable.

     'COMMERCIAL LOCKBOX ACCOUNT' has the meaning specified in Section 2.03(a).

     'CONCENTRATION LIMIT' means: (a) the following expressed as a percentage of the aggregate Net Value of the total outstanding Purchased Receivables:

          (i) Receivables payable by Blue Cross and Blue Shield plans - 20%;

          (ii) Receivables for which any one commercial insurer or HMO/PPO is Payor during the time such Payor has a long-term rating of A or better but less than AAA from S&P - 8%; and

          (iii) Receivables payable by all commercial insurance Payors and HMO/PPO Payors which are unrated or which have a long-term rating of below A from S&P - 1%; and

     (b) the following expressed as a dollar amount of the aggregate Net Value of Purchased Receivables:

          (i) Medicare Receivables, Medicaid Receivables and CHAMPUS Receivables
     - $2,000,000; and

          (ii) Medicare Receivables and Medicaid Receivables for which no DRG Code is assigned - $200,000.

     'CONTRACT' means an agreement (or agreements), pursuant to, or under which, a Payor shall be obligated to pay for services rendered or merchandise sold to patients of the Seller from time to time.

     'CREDIT DEFICIENCY' has the meaning specified in Section 6.02(e).

     'DEBT' of any Person means (a) indebtedness of such Person for borrowed money, (b) obligations of such Person evidenced by bonds, debentures, notes or other similar instruments, (c) obligations of such Person to pay the deferred purchase price of property or services, (d) obligations of such Person as lessee under leases which have been or should be, in accordance with generally accepted accounting principles, recorded as capital leases, (e) obligations secured by any lien or other charge upon property or assets owned by such Person, even though such Person has not assumed or become liable for the payment of such obligations, (f) obligations of such Person under direct or indirect guaranties in respect of, and obligations (contingent or otherwise) to purchase or otherwise acquire, or otherwise to assure a creditor against loss in respect of, indebtedness or obligations of others of the kinds referred to in clauses (a) through (e) above, and (g) liabilities in respect of unfunded vested benefits under plans covered by Title IV of the Employee Retirement Income Security Act of 1974, as amended.

     'DEFAULTED AMOUNT' has the meaning specified in Section 6.02(b).

     'DEFAULTED RECEIVABLE' means a Receivable as to which, on any Determination Date (a) any part of the Net Value thereof remains unpaid for more than 150 days from the Discharge Date for such Receivable; or (b) the Payor thereof has taken any action, or suffered any event to occur, of the type described in Section 8.01(c); or (c) the Servicer or the Subservicer otherwise deems any part of the Net Value thereof to be uncollectible.

     'DEFAULTED RECEIVABLES PAYMENTS' has the meaning specified in Section 6.02(f).

     'DETERMINATION DATE' means the Business Day preceding the Purchase Date of each week.

     'DISCHARGE DATE' means, with respect to any Receivable, the date of discharge by a Seller of the related patient, in the case of an in-patient and the date of the provision of services or merchandise to the related patient in the case of an out-patient.

     'DOLLAR' and '$' means lawful money of the United States of America.

     'DRG CODE' means the Diagnosis Related Group code assigned by HCFA.

     'ELIGIBLE PAYOR' means a Payor which is (a) (i) a commercial insurance company, organized under the laws of any jurisdiction in the United States, having its principal office in the United States, (ii) a Blue Cross/Blue Shield plan, or (iii) during such time as the Seller is the Subservicer hereunder, (A) Medicare, (B) Medicaid plans other than those administered by the states listed on Schedule 1, (C) CHAMPUS or (iv) a HMO or PPO, organized under the laws of any jurisdiction in the United States, having its principal office in the United States;

          (b) not an Affiliate of any of the parties hereto;

          (c) in the case of (a) (i), (ii) and (iv) above, in receipt of a letter substantially in the form of Exhibit A hereto; and

          (d) not subject to bankruptcy or insolvency proceedings at the time of sale of the Receivable to the Purchaser.

     'ELIGIBLE RECEIVABLE' means, at any time, a Receivable; (a) which is a primary liability of an Eligible Payor and is recognized by the Eligible Payor as its primary liability; and

          (b) as to which the representations and warranties of Section 4.02 are true and correct in all respects at the time of Purchase.

     'EQUITY ACCOUNT' means the trust account of the Purchaser maintained with the Trustee titled 'NPF III - Equity Account'.

     'EVENT OF SELLER DEFAULT' has the meaning specified in Section 8.01.

     'GOVERNMENTAL AUTHORITY' means the United States of America, federal, any state, local or other political subdivision thereof and any entity exercising executive, legislative, judicial, regulatory or administrative functions thereof or pertaining thereto.

     'GOVERNMENTAL CONSENTS' has the meaning specified in Section 4.01(i).

     'GROSS LIQUIDATION RATE' means a factor, conclusively determined by the Servicer, with respect to a designated Payor Class based on the Seller's historical experience with respect to Collections for such Payor Class, estimated on the basis of actual Collections which are expected to be received on a Receivable within 180 days of its Discharge Date. The Servicer will notify the Seller and the Purchaser, from time to time (subject to the requirements of Section 2.06), of its determination of such factors, and such determinations shall conclusively bind the Seller and the Purchaser.

     'GROSS RECEIVABLE AMOUNT' means, with respect to any Receivable, the amount billed to the related Payor with respect thereto.

     'HCFA' means the Health Care Financing Administration, an agency of the HHS charged with administering and regulating, inter alia, certain aspects of Medicaid and Medicare.

     'HEALTH FACILITY LICENSE' means a license issued by a state health agency or similar agency or body certifying that the facility has been inspected and found to comply with applicable laws for operating such a health facility.

     'HHS' means the Department of Health and Human Services, an agency of the Federal Government of the United States.

     'HMO' means a health maintenance organization.

     'INDEMNIFIED AMOUNTS' has the meaning specified in Section 9.01(a).

     'INDEMNIFIED PARTY' has the meaning specified in Section 9.01(a).

     'INTERNAL REVENUE CODE' means the Internal Revenue Code of 1986, as amended.

     'INVESTMENT INCOME' means income on Permitted Investments.

     'JCAHO' means the Joint Commission for Accreditation of Health Care Organizations.

     'LOCKBOX ACCOUNT' has the meaning specified in Section 2.03(a).

     'LOCKBOX ACCOUNT AGREEMENT' means an agreement among the Seller, the Purchaser, and a depository institution satisfactory to the Purchaser with respect to either Lockbox Account, (a) providing that all Collections therein shall be remitted directly to the Collection Account within one Business Day of receipt and (b) otherwise satisfactory to the Purchaser.

     'MEDICAID' means the medical assistance program established by Title XIX of the Social Security Act (42 USC SectionSection 1396 et seq.) and any statutes succeeding thereto.

     'MEDICAID CERTIFICATION' means certification of a facility by HCFA or a state agency or entity under contract with HCFA that the facility fully complies with all the conditions of participation set forth in Medicaid Regulations.

     'MEDICAID PROVIDER AGREEMENT' means an agreement entered into between a federal or state agency or other such entity administering the Medicaid program and a health care facility under which the health care facility agrees to provide services or merchandise for Medicaid patients in accordance with the terms of the agreement and Medicaid Regulations.

     'MEDICAID RECEIVABLE' means a Receivable payable pursuant to a Medicaid Provider Agreement.

     'MEDICAID REGULATIONS' means, collectively, (a) all federal statutes (whether set forth in Title XIX of the Social Security Act or elsewhere) affecting Medicaid; (b) all state statutes and plans for medical assistance enacted in connection with such statutes and federal rules and regulations promulgated pursuant to or in connection with such statutes; and (c) all applicable provisions of all rules, regulations, manuals, orders and administrative, reimbursement and other guidelines of all Governmental Authorities (including, without limitation, HHS, HCFA, the office of the Inspector General for HHS, or any Person succeeding to the functions of any of the foregoing) promulgated pursuant to or in connection with any of the foregoing (whether or not having the force of law), in each case as may be amended, supplemented or otherwise modified from time to time.

     'MEDICARE' means the health insurance program for the aged and disabled established by Title XVIII of the Social Security Act (42 USC 1395 et seq.) and any statutes succeeding thereto.

     'MEDICARE CERTIFICATION' means certification of a facility by HCFA or a state agency or entity under contract with HCFA that the facility fully complies with all the conditions of participation set forth in Medicare Regulations.

     'MEDICARE LOCKBOX ACCOUNT' has the meaning specified in Section 2.03(a).

     'MEDICARE PROVIDER AGREEMENT' means an agreement entered into between a state agency or other such entity administering the Medicare program and a health care facility under which the health care facility agrees to provide services or merchandise for Medicare patients in accordance with the terms of the agreement and Medicare Regulations.

     'MEDICARE RECEIVABLE' means a Receivable payable pursuant to a Medicare Provider Agreement.

     'MEDICARE REGULATIONS' means, collectively, (a) all federal statutes (whether set forth in Title XVIII of the Social Security Act or elsewhere) affecting Medicare; and (b) all applicable provisions of all rules, regulations, manuals, orders and administrative, reimbursement and other guidelines of all Governmental Authorities (including, without limitation, HHS, HCFA, the Office of the Inspector General for HHS, or any Person succeeding to the functions of any of the foregoing) promulgated pursuant to or in connection with the foregoing (whether or not having the force of law), as each may be amended, supplemented or otherwise modified from time to time.

     'NET VALUE' of any Receivable at any time means an amount (not less than zero) equal to (a)(i) its Gross Receivable Amount multiplied by (ii) the Gross Liquidation Rate of the Payor thereof multiplied by (iii) 0.97; minus (b) all payments received from the Payor with respect thereto; provided, that if the Servicer makes a determination that all payments by the Payor with respect to such Receivable have been made, the Net Value shall be zero.

     'NET VALUE AMOUNT' has the meaning specified in Section 6.02(a).

     'NOTES' means the promissory notes issued by the Purchaser the proceeds of which shall be principally used to fund the purchase of Receivables by the Purchaser.

     'OFFICERS' CERTIFICATE' means a certificate delivered to the Trustee or, as specified, the Purchaser or the Servicer signed by two persons, one of whom shall (a) hold the office of the Chairman of the Board, President, Vice President or Treasurer and (b) the second of whom shall hold (i) any of the offices described in the preceding clause (a) or (ii) the office of Assistant Treasurer, Secretary or Assistant Secretary of the Purchaser.

     'OTHER SELLERS' has the meaning specified in Section 2.07.

     'PAID RECEIVABLE' means, as of any Purchase Date, a Purchased Receivable as to which a payment by the Payor with respect to such Receivable has been received.

     'PAID RECEIVABLES AMOUNT' has the meaning specified in Section 6.02(c).

     'PAYOR' means, with respect to any Receivable, the Person primarily obligated to make payments in respect thereto.

     'PAYOR CLASS' means, with respect to any Payor, one of the following: (a) commercial insurance Payors; (b) Medicare Payors; (c) Medicaid Payors; (d) Blue Cross/Blue Shield Payors; (e) CHAMPUS Payors; and (f) HMO and PPO Payors.

     'PERMITTED INVESTMENTS' means (a) U.S. Government Obligations having a maturity of not more than 180 days from the date of acquisition; (b) marketable obligations directly and fully guaranteed by the United States having a maturity of not more than 180 days from the date of acquisition; (c) repurchase agreements on obligations specified in clause (a) maturing not more than two months from the date of acquisition thereof, provided that the long-term unsecured obligations of the party agreeing to repurchase are at the time rated AAA by S&P; (d) federal funds, certificates of deposit and time deposits of any depository institution or trust company incorporated under the laws of the United States or any state, provided that the long-term unsecured obligations of the obligor are at the time rated AAA by S&P or the short-term unsecured obligations of the obligor are at the time rated A-1 + by S&P; (e) commercial paper of any corporation incorporated under the laws of the United States or any state thereof which on the date of acquisition is rated A-1+ by S&P and (f) securities of money market funds rated AAAm or AAAm-G by S&P.

     'PERSON' means an individual, partnership, corporation (including a business trust), joint stock company, trust, voluntary association, joint venture, a government or any agency or political subdivision thereof, or any other entity of whatever nature.

     'PPO' means a preferred provider organization.

     'PRINCIPAL AMORTIZATION EVENT' means the earlier to occur of (a) a default with respect to any interest or principal payment on the Notes; (b) a default with respect to any promissory note in favor of the Purchaser payable by an affiliate of the Purchaser; (c) the Purchaser generally not paying its Debts, the Purchaser admitting in writing its inability to pay its Debts generally, the Purchaser making a general assignment for the benefit of creditors, the institution of any proceeding by or against the Purchaser seeking to adjudicate the Purchaser bankrupt or insolvent or seeking liquidation, winding up, reorganization or other similar official action for it or for any substantial part of its property; (d) the commencement by the Purchaser of a voluntary case or proceeding under any applicable Federal or state bankruptcy, insolvency, reorganization or other similar law or any other case or proceeding to be adjudicated bankrupt or insolvent or consent by it to the entry of a decree or order for relief in respect of the Purchaser in an involuntary case or proceeding; provided that in the event of a proceeding brought by a third party and not consented to by the Purchaser in (c) and (d) above, a Principal Amortization Event shall not be deemed to have occurred until 10 days after the commencement of such proceeding; or (e) a default in the performance or breach of any covenant, representation or warranty of the Purchaser to the Trustee which remains uncured for a period of 30 days. 'PROGRAM FEE' means, (a) as of the first Purchase Date in any month, an amount determined by the Servicer, equal to (i) 1/12 of the annualized Base Rate multiplied by (ii) the aggregate Net Value of all Purchased Receivables (including those to be purchased on such Purchase Date) other than Defaulted Receivables; and (b) as of any subsequent Purchase Date in any month, an amount determined by the Servicer, equal to (i) 7/360 of the annualized Base Rate multiplied by (ii) any increase in the aggregate Net Value of all Purchased Receivables (including those to be purchased on such Purchase Date) other than Defaulted Receivables since such first Purchase Date.

     'PURCHASE' means a purchase by the Purchaser of Eligible Receivables from the Seller pursuant to Section 2.02.

     'PURCHASE ACCOUNT' means the trust account of the Purchaser maintained with the Trustee titled 'NPF III - Purchase Account.'

     'PURCHASE ASSIGNMENT' means the assignment of Purchased Receivables entered into between the Seller and the Purchaser on any Purchase Date substantially in the form of Exhibit C.

     'PURCHASE COMMITMENT' means the dollar amount adjacent to each Seller's name set forth on Schedule 5 attached hereto, and in the aggregate an amount not to exceed $7,500,000.

     'PURCHASE DATE' means the Closing Date and thereafter, the day of each week adjacent to each Seller's name set forth on Schedule 7 attached hereto, or the preceding Business Day if such day is not a Business Day.

     'PURCHASE PRICE' has the meaning specified in Section 2.02(b).

     'PURCHASE NOTICE' means a notice in a form of acceptable to the Purchaser, which enables the Purchaser to identify all Eligible Receivables owned on such date by the Seller, and the Required Information with respect thereto, segregated by the Payor Class.

     'PURCHASED RECEIVABLE' means any Receivable which has been purchased by the Purchaser hereunder regardless of whether a Receivable is determined to be an Eligible Receivable as of its Purchase Date. Notwithstanding anything to the contrary herein, Purchased Receivable shall only refer to a Receivable (or part thereof) payable by the primary Payor thereof.

     'PURCHASER' means NPF III, Inc., an Ohio corporation, together with its successors and assigns.

     'RECEIVABLE' means (a) an account receivable billed to a Payor arising from the provision of health care services (and any services or sales ancillary thereto) by the Seller including the right to payment of any interest or finance charges and other obligations of such Payor with respect thereto;

          (b) all security interests or liens and property subject thereto from time to time purporting to secure payment by the Payor;

          (c) all guarantees, indemnities and warranties and proceeds thereof, proceeds of insurance policies, UCC financing statements and other agreements or arrangements of whatever character from time to time supporting or securing payment of such Receivable;

          (d) all Collections with respect to any of the foregoing;

          (e) all Records with respect to any of the foregoing; and

          (f) all proceeds of any of the foregoing.

     'RECORDS' means all Contracts and other documents, books, records and other information (including, without limitation, computer programs, tapes, disks, punch cards, data processing software and related property and rights) prepared and maintained by the Seller or the Subservicer with respect to Receivables (including Purchased Receivables) and the related Payors.

     'REJECTED RECEIVABLE' has the meaning specified in Section 4.03.

     'RELATED DOCUMENTS' means each Purchase Assignment, the Lockbox Account Agreement and all documents required to be delivered thereunder and under this Agreement.

     'REQUIRED INFORMATION' means, with respect to a Receivable, (a) the Payor,
(b) the DRG Code, (c) the Gross Receivable Amount, (d) the Billing Date, (e) the patient account number and (f) date on which the patient was discharged by the Seller, if applicable.

     'S & P' means Standard & Poor's Corporation, and its successors and assigns.

     'SELLER' means each of those corporations identified and set forth on
Schedule 4 attached hereto, each of which is incorporated in the state adjacent to its name set forth on Schedule 4 attached hereto, together with its successors and permitted assigns.

     'SELLER CREDIT RESERVE ACCOUNT' means the trust account maintained with the Trustee.

     'SELLER EQUITY ACCOUNT REQUIREMENT' means, with respect to the Equity Account, as of any Purchase Date, an amount equal to 5.25% of the Net Value of Purchased Receivables (including Receivables to be purchased as of such Purchase
Date) other than Defaulted Receivables.

     'SELLER LIQUIDITY RESERVE ACCOUNT' means the trust account maintained with the Trustee.

     'SERVICER' means National Premier Financial Services, Inc., an Ohio corporation, or any Person designated as the successor Servicer, and its successors and assigns, from time to time.

     'SERVICING OFFICER' means any officer of the Subservicer involved in, or responsible for, the administration and servicing of the Purchased Receivables whose name appears on an Officer's Certificate listing servicing officers furnished to the Purchaser and the Servicer by the Subservicer, as amended, from time to time.

     'SERVICING RECORDS' means all documents, books, records and other information (including, without limitation, computer programs, tapes, disks, punch cards, data processing software and related property and rights) prepared and maintained by the Subservicer or the Servicer with respect to the Purchased Receivables and the related Payors.

     'SERVICING TRANSFER EVENT' means, with respect to any Purchased Receivable, that payment in full of such Purchased Receivables has not been received from the Payor within 150 days of the Discharge Date.

     'SPECIAL SERVICER' means any Person designated as the Special Servicer, from time to time, by the Servicer for the purposes of servicing Purchased Receivables following a Servicing Transfer Event.

     'SPECIFIED CREDIT RESERVE BALANCE' means, as of any Purchase Date, an amount to be deposited with respect to the Seller in the Seller Credit Reserve Account equal to 6.5% of the Net Value of Purchased Receivables (including Receivables to be purchased as of such Purchase Date) other than Defaulted Receivables.

     'SPECIFIED LIQUIDITY RESERVE BALANCE' means, as of any Purchase Date, an amount to be deposited with respect to the Seller in the Seller Liquidity Reserve Account equal to 5.25% of the Net Value of Purchased Receivables (including Receivables to be purchased as of such Purchase Date) other than Defaulted Receivables.

     'SUBSERVICER' means the Seller, or any Person designated as Subservicer, from time to time, hereunder.

     'SUBSERVICING OFFICER' means any officer of the Subservicer involved in, or responsible for, the administration and servicing of the Purchased Receivables whose name appears on an Officer's Certificate listing servicing officers furnished to the Servicer by the Subservicer, as amended, from time to time.

     'SUBSIDIARY' means, as to any Person, any corporation or other entity of which securities or other ownership interests having ordinary voting power to elect a majority of the board of directors or other Persons performing similar functions are at the time directly or indirectly owned by such Person.

     'TERMINATION DATE' means the earlier of (a) July 31, 1995, or (b) the date of declaration or automatic occurrence of the Termination Date pursuant to
Section 8.01.

     'TRUSTEE' means Bankers Trust Company, a national banking association, or any successor Trustee properly appointed by a majority of the noteholders to monitor and administer the Purchaser's activities for and on behalf of the noteholders.

     'UCC' means the Uniform Commercial Code as from time to time in effect in the State of the location of the Seller's chief executive office.

     SECTION 1.02. Other Terms. All accounting terms not specifically defined herein shall be construed in accordance with generally accepted accounting principles. All terms used in Article 9 of the UCC, and not specifically defined herein, are used herein as defined in such Article 9.

                                   ARTICLE II

                  PURCHASE AND SALE; ESTABLISHMENT OF ACCOUNTS

     SECTION 2.01. Purchase and Sale. The Seller does hereby agree to sell, transfer, assign, set over and convey to the Purchaser, without recourse, all right, title and interest of the Seller in and to the Purchased Receivables sold pursuant to this Agreement and the Purchaser does hereby agree to purchase Eligible Receivables pursuant to the terms of this Agreement; provided, that with respect to each Purchased Receivable which is a Medicare Receivable, a Medicaid Receivable or a CHAMPUS Receivable, the Seller, as Subservicer hereunder, shall retain all rights of collection with respect to such Receivable.

     SECTION 2.02. Conveyance of Receivables. (a) No later than 2:00 p.m. on the fifth Business Day prior to each Purchase Date, the Seller will deliver, or cause to be delivered, to the Servicer a Purchase Notice. In the event that the Seller does not provide such notification, the Purchaser will have no obligation to purchase any Eligible Receivable on such Purchase Date. Upon receipt of a Purchase Notice, the Servicer, in its sole discretion, as agent for the Purchaser, shall determine which, if any, of the Eligible Receivables specified therein the Purchaser shall purchase. In the event the Servicer determines (the determination of the Servicer being conclusive in this regard) that any Receivables identified on such notice are not Eligible Receivables, such Receivables shall not be eligible for sale on such Purchase Date. On each Purchase Date, following its selection, if any, of Eligible Receivables, the Servicer will complete, execute and deliver a Purchase Assignment to the Purchaser and the Seller. The Purchaser and the Seller shall thereupon execute such Purchase Assignment and deliver executed copies thereof to each other and to the Servicer. Notwithstanding the foregoing, the Purchaser shall have no obligation to purchase Receivables from the Seller to the extent the aggregate Net Value of all Purchased Receivables (other than Defaulted Receivables) is in excess of the Purchase Commitment.

          (b) The Purchase Price with respect to Purchased Receivables purchased on any Purchase Date shall be an amount (not less than zero) equal to (i) the aggregate Net Values of such Purchased Receivables; minus (ii) the sum of (A) the Program Fee as of such Purchase Date; (B) the amount, if any, by which the amount in the Seller Credit Reserve Account deposited hereunder (net of withdrawals required hereunder) is less than the Specified Credit Reserve Balance as of such Purchase Date; (C) the amount, if any, by which the amount in the Equity Account deposited hereunder is less than the Seller Equity Account Requirement as of such Purchase Date; and (D) the amount, if any, by which the amount in the Seller Liquidity Reserve Account deposited hereunder (net of withdrawals required hereunder) is less than the Specified Liquidity Reserve Balance as of such Purchase Date. Following delivery of a duly executed Purchase Assignment, subject to the satisfaction of the conditions set forth in Section 3.02, the Purchaser shall, by withdrawal from the Purchase Account, (v) pay to the Seller the Purchase Price for all Purchased Receivables purchased on such Purchase Date, (w) deposit the Program Fee in the Equity Account, (x) make a deposit in the amount set forth in (B) above, if any, in the Seller Credit Reserve Account, (y) make a deposit in the amount set forth in (C) above, if any, in the Equity Account and (z) make a deposit in the amount set forth in (D) above, if any, in the Seller Liquidity Reserve Account. Payment of such Purchase Price shall be made by the Servicer, as agent for the Purchaser, causing the Trustee to effect such payment. In the event the Purchase Price is zero on any Purchase Date, the Purchaser shall only be required to make deposits specified in (w), (x), (y), and (z) above in an amount equal to the Net Value of such Purchased Receivables as of such Purchase Date, with priority being given in the foregoing order. In the event the Net Value of such Purchased Receivables is less than the Program Fee (including where no Receivables are purchased on the relevant Purchase Date), to the extent funds deposited hereunder (net of withdrawals required hereunder) are sufficient, the Servicer shall cause the Trustee to withdraw the difference from the Seller Liquidity Reserve Account on such Purchase Date and deposit such amount in the Equity Account. In the event the Servicer causes the Trustee to withdraw all or a portion of the Program Fee from the Seller Liquidity Reserve Account and as a result thereof there is a deficiency in the Seller Liquidity Reserve Account, the Servicer shall notify the Seller of such deficiency in the Seller Liquidity Reserve Account and the Seller shall cure the deficiency within 10 Business Days of notice thereof.

          (c) Following payment of the Purchase Price on any Purchase Date, ownership of each Purchased Receivable will be vested in the Purchaser. The Seller shall not take any action inconsistent with such ownership and shall not claim any ownership interest in any Purchased Receivable. The Seller shall indicate in its Records that ownership of each Purchased Receivable is held by the Purchaser. In addition, the Seller shall respond to any inquiries with respect to ownership of a Purchased Receivable by stating that it is no longer the owner of such Purchased Receivable and that ownership of such Purchased Receivable is held by the Purchaser. Documents (other than medical records, which shall be retained by the Seller) relating to the Purchased Receivables shall be held in trust by the Seller and the Subservicer, for the benefit of the Purchaser as the owner thereof, and possession of any Required Information or incident relating to the Purchased Receivables so retained is for the sole purpose of facilitating the servicing of the Purchased Receivables. Such retention and possession is at the will of the Purchaser and in a custodial capacity for the benefit of the Purchaser only. To further evidence such sale, at the request of the Purchaser, the Seller shall (i) mark conspicuously each invoice evidencing each Purchased Receivable with a legend, acceptable to the Purchaser, evidencing that the Purchaser has purchased all right and title thereto and interest therein as provided in this Agreement; (ii) mark its master data processing records evidencing such Purchased Receivables with such legend; and (iii) send notification to Payors as to the transfer of such interest in the Purchased Receivables.

     SECTION 2.03. Establishment of Accounts; Conveyance of Interests Therein; Investment.

          (a) Lockbox Account. Prior to the execution and delivery of this Agreement, the Seller shall (i) establish and maintain (A) an account in the name of the Seller with a depository institution satisfactory to the Purchaser (the 'Medicare Lockbox Account') into which all Collections in respect of Medicaid, Medicare and CHAMPUS Receivables shall be deposited and (B) an account in the name of the Trustee into which all Collections from Eligible Payors in respect of other Receivables shall be deposited (the 'Commercial Lockbox Account'; the Medicare Lockbox Account and the Commercial Lockbox Account are referred to collectively in this Agreement as the 'Lockbox Account') and (ii) enter into the Lockbox Account Agreement.

          (b) Seller Credit Reserve Account; Seller Liquidity Reserve Account. The Purchaser has established and shall maintain trust accounts with the corporate trust department of the Trustee titled 'NPF III -- Seller Credit Reserve Account' (the 'Seller Credit Reserve Account') and 'NPF III -- Seller Liquidity Reserve Account' (the 'Seller Liquidity Reserve Account').

          (c) Collection Account. The Purchaser has established and shall maintain a trust account with the corporate trust department of the Trustee titled 'NPF III -- Collection Account' (the 'Collection Account').

          (d) The Seller does hereby sell, transfer, assign, set over and convey to the Purchaser all right, title and interest of the Seller in and to (i) all amounts deposited, from time to time, in the Seller Credit Reserve Account and the Seller Liquidity Reserve Account and (ii) subject to the provisions of Article VI hereunder, all amounts deposited, from time to time, in the Lockbox Account and the Collection Account. Any Collections in respect of Purchased Receivables held by the Seller or the Subservicer pending transfer to the Collection Account as provided in this Agreement, shall be held by the Seller in trust for the benefit of the Purchaser until such amounts are deposited into the Collection Account or the Lockbox Account. In the event Collections in respect of Purchased Receivables held by the Seller (whether in the Lockbox Account or otherwise) shall not be remitted to the Collection Account on the day of receipt or the following Business Day if the day of receipt is not a Business Day in addition to its other remedies hereunder, the Purchaser shall be entitled to receive a late charge (which shall be in addition to the Program Fee) equal to 12% per annum or the maximum rate legally permitted if less than such rate, calculated as of the first Business Day of such delinquency.

          (e) To the extent there are uninvested amounts in the Collection Account, the Seller Credit Reserve Account or the Seller Liquidity Reserve Account, the Servicer shall cause the Trustee to invest all such amounts in Permitted Investments selected by the Trustee.

          (f) Notwithstanding anything to the contrary herein, the Seller may, but shall not be obligated to, make a deposit at any time in the Seller Credit Reserve Account or the Seller Liquidity Reserve Account.

     SECTION 2.04. Grant of Security Interest. It is the intention of the parties hereto that each payment by the Purchaser to the Seller with respect to Purchased Receivables to be made hereunder shall constitute part of the purchase and sale of such Purchased Receivables and not a loan. In the event, however, that a court of competent jurisdiction were to hold that the transaction evidenced hereby constitutes a loan and not a purchase and sale, it is the intention of the parties hereto that this Agreement shall constitute a security agreement under the UCC and any other applicable law, and that the Seller shall be deemed to have granted to the Purchaser a first priority perfected security interest in all of the Seller's right, title and interest in, to and under the Purchased Receivables; all payments of principal of or interest on such Purchased Receivables; all amounts on deposit from time to time in the Seller Credit Reserve Account, the Seller Liquidity Reserve Account; and all amounts on deposit with respect to Purchased Receivables from time to time in the Lockbox Account and the Collection Account, all other rights relating to and payments made in respect of this Agreement, and all proceeds of any of the foregoing.

     SECTION 2.05. Further Action Evidencing Purchases. (a) The Seller agrees that, from time to time, at its expense, it will promptly execute and deliver all further instruments and documents, and take all further action, that may be necessary or appropriate, or that the Purchaser may reasonably request, in order to perfect, protect or more fully evidence the transfer of ownership of the Purchased Receivables or to enable the Purchaser to exercise or enforce any of its rights hereunder or under any Purchase Assignment. Without limiting the generality of the foregoing, the Seller will, upon the request of the Purchaser, execute and file such financing or continuation statements, or amendments thereto or assignments thereof, and such other instruments or notices, as may be necessary or appropriate, or as the Purchaser may request. (b) The Seller hereby authorizes the Purchaser to file one or more financing or continuation statements, and amendments thereto and assignments thereof, relating to all or any of the Purchased Receivables and Collections with respect thereto without the signature of the Seller.

     SECTION 2.06. Eligible Receivables. The Servicer may from time to time unilaterally amend the Gross Liquidation Rate for each Payor Class to reflect, in its reasonable judgment, the historical experience of the Seller, the Purchaser, and the Servicer, with respect to Receivables. Such amendment shall be made solely at the discretion of the Servicer and shall be effected by delivery by the Servicer of a notice to each other party hereto setting forth such amendment. The effective date of such revision shall be five Business Days after such delivery. All determinations of the Servicer under this Agreement including, without limitation, whether Receivables are Eligible Receivables and the Gross Liquidation Rate, shall be conclusive.

     SECTION 2.07. Medicare and Medicaid Offsets. The parties acknowledge that the Purchaser and the Servicer have entered into a series of agreements in substantially the form as this Agreement with other sellers of Receivables ('Other Sellers') and that the Seller Liquidity Reserve Account has been established to provide liquidity to the Purchaser with respect to Medicare Receivables and Medicaid Receivables as to which an offset against payment thereof has occurred, whether such Receivables were sold to the Purchaser by the Seller or by Other Sellers. In the event of an offset against payment with respect to a Medicare Receivable or a Medicaid Receivable purchased by the Purchaser from the Seller or an Other Seller, the Servicer will cause the Trustee to withdraw the amount of such offset from the Seller Liquidity Reserve Account and deposit it in the Purchase Account. If such Receivable was sold to the Purchaser by the Seller, the Seller shall repurchase such Medicare Receivable or Medicaid Receivable in the same manner as set forth in Section
4.03. The amount of the offset by the Seller shall be deposited in the Seller Liquidity Reserve Account. The remaining amount of the Net Value of the Receivable shall be deposited in the Purchase Account. In the event such Receivable was sold to the Purchaser by an Other Seller, the Purchaser agrees to enforce the Other Seller's obligation to repurchase such Receivable under the terms of its agreement with such Other Seller and to cause the amount of such repurchase by the Other Seller to be deposited in the Seller Liquidity Reserve Account. The Servicer will maintain a detailed accounting record of all deposits and withdrawals from the Seller Liquidity Reserve Account including whether a withdrawal was made with respect to an offset against payment on a Medicare Receivable or Medicaid Receivable sold to the Purchaser by the Seller or an Other Seller. For purposes of calculating whether the amount in the Seller Liquidity Reserve Account deposited by the Seller (net of withdrawals required hereunder with respect to the Seller) is equal to the Specified Liquidity Reserve Balance, only withdrawals with respect to an offset on a Medicare Receivable or Medicaid Receivable sold to the Purchaser by the Seller will be deemed to be with respect to the Seller.

     SECTION 2.08. Assignment of Agreement. The Seller does hereby acknowledge and consent to the assignment by the Purchaser to an Affiliate of all the Purchaser's right, title, interest and obligations with respect to this Agreement. The Seller does hereby further agree to execute and deliver to the Purchaser all documents and amendments presented to the Seller by the Purchaser in furtherance of this Section 2.08 consistent with the terms and provisions of this Agreement.

                                  ARTICLE III

                            CONDITIONS OF PURCHASES

     SECTION 3.01. Conditions Precedent to Effectiveness of Agreement. The effectiveness of this Agreement is subject to the condition precedent that the Purchaser and the Servicer shall have received on or before the Closing Date the following, in form and substance satisfactory to the Purchaser and the Servicer:

        (a) With respect to the Seller:

             (i) the certificate or articles of incorporation of the Seller certified, as of a date no more than ten days prior to the Closing Date, by the Secretary of State of its state of incorporation;

             (ii) a Good Standing Certificate, dated no more than ten days prior to the Closing Date, from the respective Secretary of State of its state of incorporation and each state in which the Seller is required to qualify to do business;

             (iii) a certificate of the Secretary or Assistant Secretary of the Seller (on which certificate the Servicer and the Purchaser may conclusively rely until such time as the Servicer shall receive from the Seller a revised certificate meeting the requirements of this subsection) certifying as of the Closing Date: (A) the names and true signatures of the officers authorized on its behalf to sign this Agreement and the Related Documents, (B) a copy of the Seller's by-laws or code of regulations, and (C) a copy of the resolutions of the board of directors of the Seller approving this Agreement, the Related Documents and the transactions contemplated thereby;

             (iv) an Officer's Certificate in the form of Exhibit D hereto;

             (v) certified copies of Requests for Information or Copies (Form UCC-11) (or a similar search report certified by a party acceptable to the Purchaser), dated a date no more than ten days prior to the Closing Date listing all effective financing statements which name the Seller (under its present name and any previous name) as debtor, together with copies of such financing statements, and searches of applicable federal and state court and agency dockets and lien records showing all judgment liens affecting the Seller or the Eligible Receivables and tax liens; and

             (vi) Acknowledgment copies of proper financing statements (Form UCC-3), if any, necessary to release all security interests and other rights of any Person in Purchased

        Receivables previously granted by the Seller including, without limitation, all such releases specified by the Seller prior to the date hereof;

          (b) Consents required by, or of, any Person or Governmental Authority, if any, to the closing of the transactions contemplated hereby, in form and substance satisfactory to the Purchaser;

          (c) Acknowledgement copies of proper financing statements (Form UCC-1), duly filed, in respect of Purchased Receivables, naming (i) the Seller as the assignor and the Purchaser as the assignee or other, similar instruments or documents, as may be necessary or, in the opinion of the Purchaser or the Servicer, desirable under the UCC of all appropriate jurisdictions or any comparable law to perfect the Purchaser's ownership interests in all Purchased Receivables in which an interest may be assigned hereunder;

          (d) Fully executed copies of the Lockbox Account Agreement;

          (e) The favorable opinion of counsel to the Seller substantially in the form attached hereto as Exhibit E;

          (f) Such other approvals, opinions, documents and instruments, as the Purchaser or the Servicer may reasonably request; and

          (g) The Seller shall have paid such closing costs as have previously been agreed with the Purchaser.

     SECTION 3.02. Conditions Precedent to All Purchases. Each Purchase (including the initial Purchase) from the Seller by the Purchaser shall be subject to the further conditions precedent that:

          (a) On the related Purchase Date, the Seller shall have certified in the related Purchase Assignment that:

             (i) the representations and warranties of the Seller set forth in Sections 4.01 and 4.02 are true and correct on and as of such date, before and after giving effect to such Purchase and to the application of the proceeds therefrom, as though made on and as of such date;

             (ii) no event has occurred, or would result from such Purchase or from the application of the proceeds therefrom, which constitutes an Event of Seller Default or would constitute an Event of Seller Default, but for the requirement that notice be given or time elapse or both; and

             (iii) the Seller is in compliance with each of its covenants set forth herein;

          (b) The Termination Date shall not have occurred;

          (c) Each Receivable submitted by the Seller for purchase is an Eligible Receivable; and

          (d) The Seller shall have taken such other action, including delivery of approvals, opinions or documents to the Purchaser, as the Purchaser may reasonably request.

                                   ARTICLE IV

                  REPRESENTATIONS AND WARRANTIES OF THE SELLER

     SECTION 4.01. Representations and Warranties as to the Seller. The Seller (in its capacities as Seller and Subservicer hereunder) represents and warrants to the Purchaser and the Servicer, as of the date hereof and on each subsequent Purchase Date, as follows:

          (a) The Seller is a corporation duly organized, validly existing and in good standing under the laws of its state of incorporation and is duly qualified to do business, and is in good standing in each jurisdiction in which the nature of its business requires it to be so qualified;

          (b) The Seller has the power and authority to own and convey all of its properties and assets and to execute and deliver, this Agreement and the Related Documents and to perform the transactions contemplated hereby and thereby;

          (c) The execution, delivery and performance by the Seller of this Agreement and the Related Documents, and the transactions contemplated thereby, (i) have been duly authorized by all necessary corporate or other action on the part of the Seller, (ii) do not contravene or cause the Seller to be in default under (A) the Seller's certificate or articles of incorporation or by-laws or code of regulations, (B) any contractual restriction contained in any indenture, loan or credit agreement, lease, mortgage, security agreement, bond, note, or other agreement or instrument binding on or affecting the Seller or its property or (C) any law, rule, regulation, order, writ, judgment, award, injunction, or decree applicable to, binding on or affecting the Seller or its property and (iii) do not result in or require the creation of any Adverse Claim upon or with respect to any of the property of the Seller (other than in favor of the Purchaser as contemplated hereunder);

          (d) This Agreement and the Related Documents have each been duly executed and delivered on behalf of the Seller;

          (e) No consent of, or other action by, and no notice to or filing with, any Governmental Authority or any other party, is required for the due execution, delivery and performance by the Seller of this Agreement or any of the Related Documents or for the perfection of or the exercise by the Purchaser or the Servicer of any of their rights or remedies thereunder;

          (f) Each of this Agreement and each other Related Document is (or will be if not executed and delivered as of the date hereof) the legal, valid and binding obligation of the Seller enforceable against the Seller in accordance with its respective terms;

          (g) Except as disclosed by the Seller on Schedule 8 hereto, there is no pending or threatened action, suit or proceeding, of a material nature against or affecting the Seller, its officers or directors, or the property of the Seller, in any court or tribunal, or before any arbitrator of any kind or before or by any Governmental Authority (i) asserting the invalidity of this Agreement or any of the Related Documents, (ii) seeking to prevent the sale and assignment of any Receivable or the consummation of any of the transactions contemplated thereby, (iii) seeking any determination or ruling that might materially and adversely affect (A) the performance by the Seller or the Subservicer of its obligations under this Agreement or any of the Related Documents (B) the validity or enforceability of this Agreement or any of the Related Documents, (C) the Receivables or the Contracts or (D) the federal income tax attributes of the Purchases, or (iv) asserting a claim for payment of money in excess of $100,000 (other than such judgments or orders in respect of which adequate insurance is maintained by the Seller for the payment thereof);

          (h) No injunction, writ, restraining order or other order of any material nature adverse to the Seller or the conduct of its business or which is inconsistent with the due consummation of the transactions contemplated by this Agreement has been issued by a Governmental Authority;

          (i) The Seller has complied in all material respects with all applicable laws, rules, regulations, and orders with respect to it, its business and properties and all Receivables and related Contracts (including without limitation, all applicable environmental, health and safety requirements) and all restrictions contained in any indenture, loan or credit agreement, mortgage, security agreement, bond, note, or other agreement or instrument binding on or affecting the Seller or its property, and has and maintains all permits, licenses, authorizations, registrations, approvals and consents of Governmental Authorities, and all certificates of need for the construction or expansion of or investment in health care facilities, all Health Facility Licenses, Accreditations, Medicaid Certifications and Medicare Certifications necessary for the activities and business of the Seller and each of its Subsidiaries as currently conducted and as proposed to be conducted, the ownership, use, operation and maintenance by each of them of its properties, facilities and assets and the performance by the Seller of this Agreement and the related Documents (hereinafter referred to collectively as 'Governmental Consents');

          (j) Without limiting the generality of the prior representation: (A) each Health Facility License, Medicaid Certification, Medicare Certification, Medicaid Provider Agreement, Medicare Provider Agreement and each of the Blue Cross/Blue Shield Contracts of the Seller and each of its Subsidiaries is in full force and effect and has not been amended or otherwise modified, rescinded or revoked or assigned, (B) the Seller and each Subsidiary is in compliance with the requirements of Medicaid, Medicare, CHAMPUS and related programs, and the Blue Cross/Blue Shield Contracts, and (C) no condition exists or event has occurred which, in itself or with the giving of notice or lapse of time or both, would result in the suspension, revocation, impairment, forfeiture, non-renewal of any Governmental Consent applicable to the Seller or any other health care facility owned or operated by the Seller or any of its Subsidiaries, or such facility's participation in any Medicaid, Medicare, CHAMPUS or other similar program, or of any Blue Cross/Blue Shield Contracts and there is no claim that any such Governmental Consent, participation or contract is not in full force and effect;

          (k) The Seller has filed on a timely basis all tax returns (federal, state, and local) required to be filed and has paid or made adequate provisions for the payment of all taxes, assessments, and other governmental charges due from the Seller;

          (l) The primary business of the Seller is the provision of health care services and/or equipment;

          (m) Except as set forth on Schedule 6, the Medicaid and Medicare cost reports of each facility and of the home office of each Seller have been examined and audited by (A) as to Medicaid, the state agency, or other HCFA-designated agents or agents of such state agency, charged with such responsibility or (B) as to Medicare, the Medicare intermediary or other HCFA-designated agents charged with such responsibility for the respective cost reporting periods set forth opposite each Seller's name;

          (n) All information heretofore or hereafter furnished by or on behalf of the Seller to the Servicer or the Purchaser in connection with this Agreement or any transaction contemplated hereby is and will be true and complete in all material respects and does not and will not omit to state a material fact necessary to make the statements contained therein not misleading;

          (o) With respect to the Seller or any of its Subsidiaries, there has occurred no event which has or is reasonably likely to have a material adverse effect on the Seller's financial condition, business or operations, including its ability to perform its obligations under this Agreement;

          (p) The Seller is solvent and will not become insolvent after giving effect to the transactions contemplated by this Agreement; the Seller has not incurred Debts beyond its ability to pay; the Seller, after giving effect to the transactions contemplated by this Agreement, will have an adequate amount of capital to conduct its business in the foreseeable future; and the sales of Purchased Receivables hereunder are made in good faith and without intent to hinder, delay or defraud present or future creditors of the Seller;

          (q) The Seller is licensed or otherwise has the lawful right to use all patents, trademarks, servicemarks, tradenames, copyrights, technology, know-how and processes used in or necessary for the conduct of its business as currently conducted which are material to its financial condition, business, operations, assets and prospects, individually or taken as a whole;

          (r) The consolidated balance sheet of Geriatric & Medical Companies, Inc. and its consolidated Subsidiaries as of February 28, 1994, and the related statements of income and shareholders' equity of Geriatric & Medical Companies, Inc. and its consolidated Subsidiaries for the nine month period then ended, prepared internally by Geriatric & Medical Companies, Inc., copies of which have been furnished to the Purchaser and Servicer, fairly present the consolidated financial condition, business and operations of Geriatric & Medical Companies, Inc. and its consolidated Subsidiaries as at such date and the consolidated results of the operations of Geriatric & Medical Companies, Inc. and its consolidated Subsidiaries for the period ended on such date, all in accordance with generally accepted accounting principles consistently applied, and since February 28, 1994 there has been no material adverse change in any such condition, business or operations;

          (s) The Medicare Lockbox Account and the Commercial Lockbox Account are the only lockbox accounts maintained by the Seller;

          (t) The principal place of business and chief executive office of the Seller are located at the address of the Seller set forth under its signature below and there are now no, and during the past four months there have not been, any other locations where the Seller is located (as that term is used in the UCC) or keeps Records except as set forth in the designated space beneath its signature line in this Agreement;

          (u) The legal name of the Seller is as set forth at the beginning of this Agreement and except as set forth in the designated space beneath its signature line in this Agreement the Seller has not changed its name in the last six years, and during such period, the Seller did not use, nor does the Seller now use any tradenames, fictitious names, assumed names or 'doing business as' names;

          (v) No transaction contemplated by this Agreement requires compliance with any bulk sales act or similar law;

          (w) Each pension plan or profit sharing plan to which the Seller is a party has been fully funded in accordance with the obligations of the Seller set forth in such plan;

          (x) Each Payor of an Eligible Receivable has been directed, and is required to, remit all payments with respect to such Receivable for deposit in the Commercial Lockbox Account (other than the Payors of Medicaid, Medicare and CHAMPUS Receivables which has been directed to remit all payments with respect to such Receivables for deposit in the Medicare Lockbox Account);

          (y) The Receivables of the Seller have been and will continue to be adjusted to reflect reimbursement policies of the Payors with respect thereto; in particular, the Gross Receivable Amounts of Receivables relating to such Payors do not and shall not exceed the Net Value with respect thereto which amounts the Seller is entitled to receive under any capitation arrangement, fee schedule, discount formula, cost-based reimbursement, or other adjustment or limitation to the usual charges of the Seller;

          (z) No Payor of an Eligible Receivable being sold on any Purchase Date has any claim of a material nature against or affecting the Seller or the property of the Seller;

          (aa) The Seller has not done and shall not do anything to impede or interfere with the collection by the Purchaser of the Purchased Receivables and shall not amend, waive or otherwise permit or agree to any deviation from the terms or conditions of any Purchased Receivable or any related Contract;

          (bb) The Seller has made and will continue to make all payments to Payors necessary to prevent any Payor from offsetting any earlier overpayment to the Seller against any amounts such Payor owes on a Purchased Receivable;

          (cc) Each Purchase Notice contains a complete and accurate list of all Eligible Receivables of the Seller as of its date;

          (dd) For federal income tax reporting and accounting purposes, the Seller will treat the sale of each Purchased Receivable pursuant to this Agreement as a sale of, or absolute assignment of its full right, title and ownership interest in, such Purchased Receivable to the Purchaser and the Seller has not in any other manner accounted for or treated the transactions in Purchased Receivables by the Seller contemplated hereby;

          (ee) This Agreement and each Purchase Assignment constitute a valid transfer, assignment, set-over and conveyance to the Purchaser of all right, title and interest of the Seller in and to the Purchased Receivables now existing and hereafter created;

          (ff) The Seller has valid business reasons for selling its interests in the Purchased Receivables rather than obtaining a loan with the Purchased Receivables as collateral; and

          (gg) As of the date first above written, the Seller operates the facilities included on Schedule 3 hereto. The Seller is not doing business under any name other than those listed on Schedule 3 hereto. Further, one or more but no more than those names listed on Schedule 3 hereto are payees on the checks received from Eligible Payors under the respective provider numbers included on Schedule 2 hereto.

     SECTION 4.02. Representations and Warranties of the Seller as to Purchased Receivables. With respect to each Purchased Receivable sold pursuant to this Agreement (including, without limitation, claims which may be satisfied by set-off of any amounts due under any Receivable) the Seller (in its capacities as Seller and Subservicer hereunder) represents and warrants, as of the date hereof and on each subsequent Purchase Date, as follows:

          (a) Such Receivable is an Eligible Receivable;

          (b) The Required Information contained in the Purchase Notice is true and correct;

          (c) Such Receivable is not a Defaulted Receivable and has not become a Paid Receivable;

          (d) The Seller has submitted all necessary documentation and supplied all necessary information for payment of such Receivable to the Payor and has fulfilled all its other obligations, in respect thereof, including verification of the eligibility of the Receivable for payment by such Payor;

          (e) Neither the Receivable nor the related Contract has been satisfied, subordinated or rescinded, or except as disclosed in writing to the Purchaser, amended in any manner;

          (f) The Net Value of such Receivable is net of contractual allowances or other modifications and neither the Receivable nor the related Contract has or will be compromised, adjusted, extended, satisfied, subordinated, rescinded, set-off or modified by the Seller, and is not nor will be subject to compromise, adjustment, extension, satisfaction, subordination, rescission, set-off, counterclaim, defense or modification, whether arising out of transactions concerning the Contract or otherwise which would reduce the Net Value of such Receivable;

          (g) Such Receivable is an account receivable created through the provision of medically necessary services or merchandise supplied by the Seller in the ordinary course of its business and the sales prices of such services or merchandise were usual, customary and reasonable in the Seller's community for such services;

          (h) Such Receivable is an 'account' within the meaning of the UCC and is not evidenced by an 'instrument' within the meaning of the UCC;

          (i) Such Receivable has a Net Value which, when added to the Net Value of all other Receivables in such Payor Class and which constitute Purchased Receivables hereunder, does not exceed the Concentration Limit;

          (j) Such Receivable has a Billing Date (A) no earlier than 120 days from its Purchase Date, and (B) with respect to all Purchases following the initial Purchase, no later than 30 days after the Discharge Date of the patient to whom the health care services giving rise to the Receivable were rendered;

          (k) Such Receivable is denominated and payable in Dollars in the United States;

          (l) The related Contract is, and was at the time of the services giving rise to the Receivable, in full force and effect and constitutes the legal, valid and binding obligation of the Payor enforceable against such Payor in accordance with its terms, such Receivable was created in accordance with the requirements of the Contract and applicable law, including, without limitation, to the extent the Receivable is subject to limitations imposed by workers' compensation law or a related Contract and is entitled to be paid pursuant to the terms of the related Contract, and a copy of any related Contract to which the Seller is a party has been delivered to the Purchaser, the amount of the Eligible Receivable does not exceed the limitations so imposed, and each Receivable to which the fees are so restricted has been clearly identified as being subject to such restrictions;

          (m) Such Receivable is the primary liability of the applicable Payor;

          (n) Such Receivable is owned by the Seller free and clear of any Adverse Claim, and the Seller has the right to sell, assign and transfer the same and interests therein as contemplated under this Agreement and, subject to Medicaid Regulations, upon such sale, the Purchaser has acquired a valid ownership interest in such Receivable, free and clear of any Adverse Claim;

          (o) No consent from the Payor or any other Person shall be required to effect the sale of any Purchased Receivables;

          (p) The Payor of such Receivable has not been the Payor of any Defaulted Receivables in the past 12 months (other than, for the purpose of this clause, for good faith disputes);

          (q) There are no procedures or investigations pending or threatened before any Governmental Authority (i) asserting the invalidity of such Receivable or such Contract, (ii) asserting the bankruptcy or insolvency of the related Payor, (iii) seeking the payment of such Receivable or payment and performance of such Contract or (iv) seeking any determination or ruling that might materially and adversely affect the validity or enforceability of such Receivable or such Contract;

          (r) Neither such Receivable nor the related Contract contravenes in any material respect any laws, rules or regulations applicable thereto (including, without limitation, laws, rules and regulations relating to usury, consumer protection, truth in lending, fair credit billing, fair credit reporting, equal credit opportunity, fair debt collection practices and privacy) and no party to such related Contract is in violation of any such law, rule or regulation in any material respect;

          (s) Such Receivable complies with such additional criteria and requirements (other than those relating to the collectibility of such Receivables) as the Purchaser may from time to time specify to the Seller following 30 days' notice;

          (t) The Gross Receivable Amount of such Receivable is not in excess of $100,000; and

          (u) The Seller has no knowledge of any fact which should have led it to expect at the time of sale of such Receivable to the Purchaser that the Net Value of such Receivable would not be paid in full.

The Seller hereby agrees that the benefits of such representations and warranties of the Seller have been assigned to the Trustee for the benefit of the holders of the Notes. The parties acknowledge that some of the foregoing representations and warranties may have been made only to the best of the Seller's knowledge. Nevertheless, notwithstanding the Seller's lack of knowledge with respect to an inaccuracy of a representation and warranty, the parties agree that any such inaccuracy shall be deemed a breach of the applicable representation or warranty.

     SECTION 4.03. Repurchase Obligations. Upon discovery by any party hereto of a breach of any representation or warranty in this Article IV which materially and adversely affects the value of a Purchased Receivable or the interests of the Purchaser therein, the party discovering such breach shall give prompt written notice to the other parties hereto. Thereafter, upon notice from the Purchaser, the Seller shall (a) cure such breach within 15 days of the date of notice of such breach or (b) substitute one or more Eligible Receivables that are less than 40 days past the Discharge Date and have an aggregate Net Value of not less than that of each such Purchased Receivable. In the event the Seller does not take either of the actions specified in the foregoing sentence, no later than 15 days succeeding the date of such notice, the Seller shall repurchase such Receivable (each such Receivable, a 'Rejected Receivable') by remitting to the Purchaser the Net Value of such Receivable. Such amount shall be deemed to be Collections of such Rejected Receivable received and shall be deposited in the Collection Account. Any such repurchase shall be made without recourse to, or warranty, express or implied, of, the Purchaser or the Servicer. The Purchaser and the Servicer shall execute and deliver an assignment substantially in the form of Exhibit F hereto to vest ownership of such Rejected Receivable in the entity effecting such repurchase. It is understood and agreed that the obligation of the Seller to repurchase any Rejected Receivable pursuant to this Section 4.03 shall constitute the sole remedy for the breach of any representation or warranty in respect of such Receivable; provided, that the foregoing limitation shall not be construed to limit in any manner the Purchaser's right to (a) in the event the Seller fails to effect a repurchase as set forth hereinabove offset against any amounts it owes the Seller under this Agreement, the Net Value of such Rejected Receivable; or (b) declare the Termination Date to have occurred or to terminate the responsibilities of the Servicer hereunder to the extent that such breaches also constitute an Event of Seller Default. Except as set forth in this Section 4.03, the Seller shall have no right to repurchase any Purchased Receivable from the Purchaser.

                                   ARTICLE V

                        GENERAL COVENANTS OF THE SELLER

     SECTION 5.01. Affirmative Covenants of the Seller. The Seller shall, unless the Purchaser shall otherwise consent in writing:

          (a) Comply in all material respects with all applicable laws, rules, regulations and orders with respect to it, its business and properties and all Receivables, related Contracts and Collections with respect thereto;

          (b) Preserve and maintain its corporate existence, rights, franchises and privileges in the jurisdiction of its incorporation;

          (c) Continue to operate its business in the manner set forth in
     Section 4.01(a);

          (d) Cause to be delivered to the Purchaser on or before September 30 of each year commencing with September 30, 1994 (i) an Officer's Certificate of the Seller in the form of Exhibit D, dated the date of such delivery; and (ii) an opinion of counsel, in form and substance satisfactory to the Purchaser, reaffirming as of the date of its delivery of the opinion of counsel which the Seller delivered to the Purchaser and the Servicer on the Closing Date pursuant to Section 3.01(e);

          (e) Deposit all Collections received in respect of Medicaid, Medicare and CHAMPUS Receivables into the Medicare Lockbox Account within one Business Day of receipt; and

          (f) Make all payments to any Payors necessary to prevent the Payor from offsetting a prior overpayment to the Seller against any amount the Payor owes on a Purchased Receivable.

     SECTION 5.02. Reporting Requirements of the Seller. The Seller shall furnish, or cause to be furnished, to the Purchaser:

          (a) As soon as available and in any event within 45 days after the end of each of the first three quarters of its fiscal year a consolidated balance sheet of Geriatric & Medical Companies, Inc. and its consolidated Subsidiaries as of the end of such quarter, for the period commencing at the end of the previous fiscal year and ending with the end of such quarter, certified by the chief financial officer or chief accounting officer of Geriatric & Medical Companies, Inc.; (b) As soon as available and in any event within 120 days after the end of its fiscal year, a copy of the consolidated financial statements of Geriatric & Medical Companies, Inc. and its consolidated Subsidiaries as of the end of such year and the related consolidated statements of income and retained earnings, and of cash flow, of Geriatric & Medical Companies, Inc. and its consolidated

     Subsidiaries for such year, in each case reviewed by a nationally recognized firm of independent public accountants as is acceptable to the Purchaser and the Servicer;

          (c) Promptly after the sending or filing thereof, copies of all reports which the Seller files with any Governmental Authority as they relate to the Seller's Receivables or sends to any of its security holders and a copy of the annual report (if any) of the Seller;

          (d) As soon as possible and in any event within five days after the occurrence of an Event of Seller Default (including without limitation a material adverse change in the financial condition of the Seller as determined by the Servicer) or each event which, with the giving of notice or lapse of time or both, would constitute an Event of Seller Default, the statement of the chief executive officer of the Seller setting forth complete details of such Event of Seller Default and the action which the Seller has taken, is taking and proposes to take with respect thereto; and

          (e) Promptly, from time to time, such other information, documents, records or reports respecting the Receivables or the Contracts or the condition or operations, financial or otherwise, of the Seller, or the Seller or any of its Subsidiaries, if any, as the Purchaser may, from time to time, reasonably request.

     SECTION 5.03. Negative Covenants of the Seller. The Seller shall not, without the written consent of the Purchaser and the Servicer:

          (a) Sell, assign (by operation of law or otherwise) or otherwise dispose of, or create or suffer to exist any Adverse Claim upon or with respect to, any Eligible Receivable or related Contract with respect thereto, or, upon or with respect to the Lockbox Account, the Seller Credit Reserve Account, the Seller Credit Liquidity Account, the Collection Account, or any other account in which any Collections of any Receivable are deposited, or assign any right to receive income in respect of any Purchased Receivable;

          (b) Extend, amend or otherwise modify the terms of any Purchased Receivable, or amend, modify or waive any term or condition of any Contract related thereto or in any manner impede or interfere with the collection by the Subservicer, Servicer, Special Servicer or Purchaser of such Purchased Receivable;

          (c) Make any material change in the character of its business;

          (d) Make any change in its instructions to Payors regarding payments to be made to the Seller or payments to be deposited to the Lockbox Account;

          (e) To the extent it has a material adverse effect on its business, merge with or into or consolidate with or into, or convey, transfer, lease or otherwise dispose of all or substantially all of its assets (whether now owned or hereafter acquired), or acquire all or substantially all of the assets or capital stock or other ownership interest of, any Person;

          (f) Make any change to (i) the location of its chief executive office or the location of the office where Records are kept or (ii) its corporate name or use any tradenames, fictitious names, assumed names or 'doing business as' names; or

          (g) Prepare any financial statements which shall account for the transactions contemplated hereby in any manner other than as a sale of the Purchased Receivables by the Seller to the Purchaser, and will not in any other respect account for or treat the transactions contemplated hereby (including but not limited to, for accounting, tax and reporting purposes) in any manner other than as a sale of the Purchased Receivables by the Seller to the Purchaser. It is understood and agreed that the obligation of the Seller to comply with the covenants set forth in this Section 5.03 shall be subject to the Seller's obligation to comply with any order or directive of a Governmental Authority of competent jurisdiction and that compliance with such order or directive shall not constitute a breach of such covenant; provided, that the foregoing shall not be construed to limit in any manner the Purchaser's right to declare the Termination Date to have occurred to the extent that such noncompliance with such covenant (whether or not resulting from such an order or directive) shall constitute, or contribute to the determination of, an Event of Seller Default.

                                   ARTICLE VI

                            ACCOUNTS ADMINISTRATION

     SECTION 6.01. Collection Account. The Purchaser and the Servicer acknowledge that certain amounts deposited in the Collection Account may relate to Receivables other than Purchased Receivables and that such amounts continue to be owned by the Seller. All such amounts shall be returned to the Seller in accordance with Section 6.03.

     SECTION 6.02. Determinations of the Servicer. On each Determination Date, the Servicer will determine:

          (a) the Net Value of Purchased Receivables, as of the prior Determination Date, as to which payments were received since such Determination Date (the 'Net Value Amount');

          (b) the Net Value of Purchased Receivables which became Defaulted Receivables since the prior Determination Date (the 'Defaulted Amount');

          (c) the amount of payments on Purchased Receivables received since the prior Determination Date (the 'Paid Receivables Amount');

          (d) the Net Value of the Purchased Receivables referred to in (c) above as of the current Determination Date;

          (e) the sum of (i)(a) plus (b) above minus (ii) (c) plus (d) above (but not less than zero) (the 'Credit Deficiency'); and

          (f) the amount of payments on Defaulted Receivables received since the prior Determination Date (the 'Defaulted Receivables Payments').

     The Servicer's determinations of the foregoing amounts shall be conclusive in the absence of manifest error. The Servicer shall notify the Seller and the Purchaser of such determinations.

     SECTION 6.03. Distributions from Accounts. (a) No later than 11:00 a.m. on each Determination Date, following the determinations set forth in Section 6.02, the Servicer will notify the Trustee of such determinations and will cause the Trustee to withdraw in the following priority:

          (i) (A) the Paid Receivables Amount from the Collection Account; and
     (B) the Credit Deficiency, if any, from the Seller Credit Reserve Account; and deposit such amounts in the Purchase Account;

          (ii) Investment Income from the Collection Account, the Seller Credit Reserve Account and the Seller Liquidity Reserve Account and deposit it in the Equity Account;

          (iii) the amount of Defaulted Receivables Payments from the Collection Account and deposit it in the Seller Credit Reserve Account; and

          (iv) the remaining amount from the Collection Account and pay such amount by check to the Seller.

          (b) Until the Termination Date on each Purchase Date following the Purchase on such date, the Servicer shall cause the Trustee to withdraw (i) all amounts deposited hereunder (net of withdrawals required hereunder) from the Seller Credit Reserve Account in excess of the Specified Credit Reserve Balance and (ii) all amounts deposited hereunder (net of withdrawals required hereunder) from the Seller Liquidity Reserve Account in excess of the Specified Liquidity Reserve Balance and shall pay such amounts by check to the Seller.

          (c) To the extent that, on any Determination Date, all amounts deposited hereunder (net of withdrawals hereunder) from the Seller Credit Reserve Account by the Seller are less than the

     Credit Deficiency, the withdrawal contemplated by Section 6.03(a)(i) shall only be in amounts of such deposit and the balance of such withdrawal shall be made when next available; and the amount of any deficiency with respect thereto shall be deposited on the next Determination Date when an additional deposit is made in the Seller Credit Reserve Account in such amount by the Seller.

     SECTION 6.04. Allocation of Moneys following Termination Date.

          (a) Following the Termination Date, the Servicer shall cause the Trustee to the extent funds deposited hereunder (net of withdrawals required hereunder) are sufficient, to withdraw an amount equal to the Program Fee from the Seller Liquidity Reserve Account on each Purchase Date and deposit it in the Equity Account.

          (b) On the first Determination Date on which the aggregate Net Value of all Purchased Receivables (other than Defaulted Receivables) (i) is less than 10% of the aggregate Net Value of Purchased Receivables (other than Defaulted Receivables) on the Termination Date and (ii) is less than the aggregate amounts deposited hereunder (net of withdrawals required hereunder) and remaining in the Seller Credit Reserve Account and the Seller Liquidity Reserve Account, the Servicer shall cause the Trustee to withdraw an amount equal to such aggregate Net Value from such accounts and deposit it in the Purchase Account. Thereupon the Servicer shall cause the Trustee to disburse all remaining amounts held in the Collection Account, the Seller Credit Reserve Account and the Seller Liquidity Reserve Account to the Seller and all interests of the Purchaser in all Purchased Receivables owned by the Purchaser shall be reconveyed by the Purchaser to the Seller. Following such disbursement and reconveyance, this Agreement shall be deemed terminated.

     SECTION 6.05 Accounting. The Servicer shall make all determinations of actual and required amounts in each of the accounts established pursuant to this Agreement, maintain detailed accounting records of all deposits and withdrawals for each such account, including the Seller and the Receivables with respect to which such deposits and withdrawals were made and notify the Trustee as to such determinations.

                                  ARTICLE VII
                        APPOINTMENT OF THE SUBSERVICER,
                    SPECIAL SERVICER, AND SUCCESSOR SERVICER

        SECTION 7.01. Appointment of the Subservicer. The Servicer and the Purchaser hereby appoint the Seller to act as Subservicer hereunder. The Subservicer shall service the Purchased Receivables and enforce the Purchaser's respective rights and interests in and under each Purchased Receivable and each related Contract and shall serve in such capacity until the termination of its responsibilities pursuant to Section 7.09, 7.11 or 8.01. The Subservicer hereby agrees to perform the duties and obligations with respect thereto set forth herein. The Purchaser hereby acknowledges and consents to the appointment of the Subservicer, provided, that (a) the Subservicer shall remain liable for the performance of the duties and obligations of the Subservicer and (b) the appointment of the Subservicer pursuant to this Agreement shall be deemed to be between the Servicer and the Subservicer alone and the Purchaser shall not be deemed to be a party thereto and shall have no duties or obligations with respect to the Subservicer. Notwithstanding any term or provision hereof to the contrary, the Seller, the Subservicer and the Purchaser hereby acknowledge and agree that the Servicer acts as agent hereunder for the Purchaser and has no duties or obligations to, will incur no liabilities or obligations to, and does not act as an agent in any capacity for, the Seller or the Subservicer.

        SECTION 7.02. Additional Subservicers. The Subservicer may, with the prior consent of the Purchaser and the Servicer, which consent shall not be unreasonably withheld, subcontract with a subservicer (each such servicer, an 'Additional Subservicer') for collection, servicing or administration of the Receivables, provided, that (a) the Subservicer shall continue to perform its obligations with respect to collections of Medicaid Receivables, Medicare Receivables and CHAMPUS Receivables, (b) the Subservicer shall remain liable for the performance of the duties and obligations of the Additional Subservicer pursuant to the terms hereof and (c) any subservicing agreement that may be entered into and any other transactions or services relating to the Purchased Receivables involving an Additional Subservicer (each such agreement, an 'Additional Subservicing Agreement') shall be deemed to be between the Additional Subservicer and the Subservicer alone and the Purchaser and Servicer shall not be deemed parties thereto and shall have no obligations, duties or liabilities with respect to the Additional Subservicer.

        SECTION 7.03. Duties and Responsibilities of the Subservicer.

     (a) The Subservicer shall conduct the servicing, administration and collection of the Purchased Receivables and shall take, or cause to be taken, all such actions as may be necessary or advisable to service, administer and collect each Purchased Receivable, from time to time, all in accordance with (i) customary and prudent servicing procedures for health care receivables of a similar type, and (ii) all applicable laws, rules and regulations.

          (b) The duties of the Subservicer shall include, without limitation:

             (i) preparation and submission of claims to, and post-billing liaison with, Eligible Payors;

             (ii) arranging for the direct remittance of all Collections on Purchased Receivables to the Commercial Lockbox Account (other than Collections with respect to Medicaid Receivables, Medicare Receivables and CHAMPUS Receivables, in respect of which it shall arrange for the direct remittance of such Collections to the Lockbox Account);

             (iii) remitting any Collections with respect to Medicaid Receivables, Medicare Receivables and CHAMPUS Receivables it may receive directly for deposit in the Medicare Lockbox Account and remitting any Collections on other Purchased Receivables it may receive directly for deposit in the Commercial Lockbox Account, in each case no later than by the end of the day of receipt or the following Business Day if the day of receipt is not a Business Day;

             (iv) maintaining all necessary Servicing Records with respect to the Purchased Receivables and promptly delivering such reports to the Purchaser or the Servicer in respect of the servicing of the Purchased Receivables (including information relating to its performance under this Agreement) as may be required hereunder or as the Purchaser or the Servicer may reasonably request;

             (v) maintaining and implementing administrative and operating procedures (including, without limitation, an ability to recreate Servicing Records evidencing the Purchased Receivables in the event of the destruction of the originals thereof) and keeping and maintaining all documents, books, records and other information reasonably necessary or advisable for the collection of the Purchased Receivables (including, without limitation, records adequate to permit the identification of each new Purchased Receivable and all Collections of and adjustments to each existing Purchased Receivable);

             (vi) identifying each Purchased Receivable clearly and unambiguously in its Servicing Records to reflect that such Purchased Receivable is owned by the Purchaser;

             (vii) complying in all material respects with all applicable laws, rules, regulations and orders with respect to it, its business and properties and all Purchased Receivables and related Contracts and Collections with respect thereto;

             (viii) preserving and maintaining its corporate existence, rights, franchises and privileges in the jurisdiction of its incorporation, and qualifying and remaining qualified in good standing as a foreign corporation and qualifying to and remaining authorized to perform obligations as Subservicer (including enforcement of collection of Purchased Receivables on behalf of the Purchaser) in each jurisdiction where the failure to preserve and maintain such existence, rights, franchises, privileges and qualification would materially adversely affect (A) the rights or interests of the Purchaser in the Purchased Receivables, (B) the collectibility of any Purchased Receivable or (C) the ability of the Subservicer to perform its obligations hereunder or under the Contracts;

             (ix) any time and from time to time at reasonable intervals upon notice to the Subservicer and during regular business hours, permitting the Purchaser, the Servicer or any of their agents or representatives,
        (A) to examine and make copies of and abstracts from all Servicing Records, and (B) to visit the offices and properties of the Subservicer for the purpose of examining such Servicing Records, and to discuss matters relating to the Receivables or the Subservicer's performance under this Agreement with any officer or employee of the Subservicer having knowledge of such matters;

             (x) at the request of the Servicer, maintaining at its own expense, a blanket fidelity bond with broad coverage, with responsible companies acceptable to the Servicer, on all officers, employees or other persons acting on behalf of the Subservicer in any capacity with regard to the Purchased Receivables, including those handling funds, money, documents and papers relating to the Purchased Receivables. Any such fidelity bond shall protect and insure the Subservicer (and through the Subservicer, the Servicer and the Purchaser) against losses commonly protected against by bonds of a similar type, including forgery, theft, embezzlement, fraud, and negligent acts of such persons and shall be maintained at a level acceptable to the Servicer. No provision of this Section requiring such fidelity bond shall diminish or relieve the Subservicer from its duties and obligations as set forth in this Agreement. Any amounts received under any such bond with respect to Purchased Receivables shall be deposited by the Subservicer in the Collection Account and treated in the same manner as Collections with respect to such Purchased Receivables. Upon request of the Purchaser or the Servicer, the Subservicer shall cause to be delivered to the Purchaser and the Servicer a certification evidencing coverage under such fidelity bond. Promptly upon receipt of any notice from the surety or the insurer that such fidelity bond has been terminated or modified in a materially adverse manner, the Subservicer shall notify the Servicer of any such termination or modification;

             (xi) notifying the Purchaser and the Servicer of any action, suit, proceeding, dispute, offset, deduction, defense or counterclaim that is or may be asserted by a Payor with respect to any Purchased Receivable; and

             (xii) providing the Purchaser and the Servicer with a report on each Determination Date in the form of Exhibit G.

          (c) Notwithstanding anything herein to the contrary, all collection functions in respect of Medicaid Receivables, Medicare Receivables and CHAMPUS Receivables shall be performed in accordance with Medicaid Regulations, Medicare Regulations and CHAMPUS Regulations.

          (d) The Purchaser shall not have any obligation or liability with respect to any Purchased Receivables or related Contracts, nor shall it be obligated to perform any of the obligations of the Subservicer hereunder.

     SECTION 7.04. Authorization of the Servicer. The Seller hereby authorizes the Servicer (including any successors thereto) to take any and all reasonable steps in its name and on its behalf necessary or desirable and not inconsistent with the sale of the Purchased Receivables to the Purchaser, in the determination of the Servicer as the case may be, to collect all amounts due under any and all Purchased Receivables and, to the extent permitted under and in compliance with applicable law and regulations, to commence proceedings with respect to enforcing payment of such Purchased Receivables and the related Contracts, and adjusting, settling or compromising the account or payment thereof, to the same extent as the Seller could have done if it had continued to own such Receivable. The Seller shall furnish the Servicer (and any successors thereto) with any powers of attorney and other documents necessary or appropriate to enable the Servicer to carry out its servicing and administrative duties hereunder, and shall cooperate with the Servicer to the fullest extent in order to ensure the collectibility of the Purchased Receivables. Notwithstanding anything to the contrary contained herein, the Servicer shall have the absolute and unlimited right to direct the Subservicer to commence or settle any legal action to enforce collection of any Purchased Receivable or to foreclose upon, repossess or take any other action which the Servicer deems necessary or advisable with respect thereto. In no event shall the Subservicer be entitled to make the Purchaser, the Servicer or the Special Servicer a party to any litigation without such party's express prior written consent.

     SECTION 7.05. Subservicing Fee; Subservicing Expenses. Upon termination of this Agreement, the Subservicer shall be paid a Subservicing Fee by the Servicer in the amount of 5.25% of the highest Net Value of Purchased Receivables on any Purchase Date (including Receivables purchased on such Purchase Date) other than Defaulted Receivables; provided that, if the Seller ceases to be Subservicer hereunder prior to the Termination Date, the Subservicer shall be paid a pro rata amount of such Subservicing Fee based on the number of complete months elapsed from the Closing Date not to exceed 36 months. The Subservicer shall be required to pay for all expenses incurred by the Subservicer in connection with its activities hereunder (including any payments to accountants, counsel or any other Person) and shall not be entitled to any payment or reimbursement therefor.

     SECTION 7.06. Annual Statement as to Compliance. The Subservicer shall deliver to the Purchaser and the Servicer on or before September 30 of each year, beginning with September 30, 1994 an Officer's Certificate stating, as to each signer thereof, that (a) a review of the activities of the Subservicer during the preceding calendar year and of performance under this Agreement has been made under such officer's supervision; (b) to the best of such officer's knowledge, based on such review, the Subservicer has fulfilled all its obligations as Subservicer under this Agreement throughout such year, or, if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officer and the nature and status thereof.

     SECTION 7.07. Transfer of Servicing Between Subservicer and Special
Servicer.

     (a) The Subservicer shall inform the Servicer promptly of any event or condition that may constitute a Servicing Transfer Event. Upon determination that a Servicing Transfer Event has occurred with respect to any Purchased Receivable, the Servicer may and if Servicing Transfer Events with respect to Purchased Receivables with a Net Value greater than 10% of all outstanding Purchased Receivables have occurred, the Servicer shall, immediately give notice to the Subservicer that servicing of all Purchased Receivables as to which a Servicing Transfer Event has occurred will be transferred to the Special Servicer. Thereupon, the Special Servicer shall assume the servicing responsibilities of Subservicer in respect of such Purchased Receivables pursuant to the Special Servicing Agreement. The Subservicer shall thereupon provide the Special Servicer with all information, documents and records (including original copies of documents), to the extent required by the Special Servicer to perform its duties under the Special Servicing Agreement (including such records stored electronically on computer tapes, magnetic discs and the like as may be reasonably requested by the Special Servicer).

     (b) Notwithstanding the provisions of the preceding clause (a), the Subservicer shall maintain ongoing payment records with respect to each Purchased Receivable serviced by the Special Servicer.

     (c) The Subservicer shall pay all fees and costs of the Special Servicer in connection with its duties hereunder. SECTION 7.08. Subservicer Not to Resign. The Subservicer shall not resign from the obligations and duties hereby imposed on it except upon determination that (a) the performance of its duties hereunder has become impermissible under applicable law and (b) there is no reasonable action which the Subservicer could take to make the performance of its duties hereunder permissible under applicable law. Any such determination permitting the resignation of the Subservicer shall be evidenced as to clause (a) above by an opinion of counsel to such effect delivered to the Purchaser and the Servicer. No such resignation shall become effective until the Special Servicer shall have assumed the responsibilities and obligations of the Subservicer in accordance with Section 7.09.

     SECTION 7.09. Appointment of the Successor Subservicer. In connection with the termination of the Subservicer's responsibilities under this Agreement pursuant to Section 8.01, the Servicer may, in its discretion, (a) succeed to and assume all of the Subservicer's responsibilities, rights, duties and obligations as Servicer (but not in any other capacity) under this Agreement except with respect to Medicaid Receivables, Medicare Receivables and CHAMPUS Receivables (and except that the Servicer makes no representations and warranties pursuant to Section 7.05) or (b) require the Seller to continue to act as Subservicer for all of its outstanding Purchased Receivables at the time of the Event of Seller Default.

     SECTION 7.10. Authorization of the Special Servicer. Subject to the provisions of Section 2.01 hereof, in the event that the Servicer has appointed the Special Servicer as Subservicer with respect to specific Purchased Receivables pursuant to Section 7.07, the Seller hereby authorizes the Special Servicer (including any successors thereto) to take any and all reasonable steps in its name and on its behalf necessary or desirable and not inconsistent with the sale of such Purchased Receivables to the Purchaser, in the determination of the Special Servicer as the case may be, to collect all amounts due with respect to such Purchased Receivables, including, without limitation, endorsing any of their names on checks and other instruments representing Collections, executing and delivering any and all instruments of satisfaction or cancellation, or of partial or full release or discharge, and all other comparable instruments, with respect to such Purchased Receivables and, after the delinquency of such Purchased Receivables and to the extent permitted under and in compliance with applicable law and regulations, to commence proceedings with respect to enforcing payment of such Purchased Receivables and the related Contracts, and adjusting, settling or compromising the account or payment thereof, to the same extent as the Seller could have done if it had continued to own such Receivable. The Seller shall furnish the Special Servicer (and any successors thereto) with any powers of attorney and other documents necessary or appropriate to enable the Special Servicer to carry out its servicing and administrative duties hereunder, and shall cooperate with the Special Servicer to the fullest extent in order to ensure the collectibility of such Purchased Receivables.

     SECTION 7.11. Duties of the Subservicer to the Successor Servicer. At any time following the succession of the Servicer to the responsibilities of Subservicer under Section 7.09(a):

          (a) The Subservicer agrees that it will terminate its activities as Subservicer hereunder, except its collection functions in respect of Medicaid, Medicare and CHAMPUS Receivables, in a manner acceptable to the Servicer so as to facilitate the transfer of servicing to the Servicer including, without limitation, timely delivery (i) to the Servicer of any funds that were required to be remitted to the Servicer for deposit in the Collection Account, and (ii) to the Servicer, at a place selected by the Servicer, of all information, documents and records (including original copies of documents), to the extent required by the Servicer to perform its duties under the Agreement (including such records stored electronically on computer tapes, magnetic discs and the like as may be reasonably requested by the Servicer). The Subservicer shall account for all funds and shall execute and deliver such instruments and do such other things as may reasonably be required to more fully and definitely vest and confirm in the Servicer all rights, powers, duties, responsibilities, obligations and liabilities of the Subservicer.

          (b) The Subservicer shall terminate each Additional Subservicing Agreement that may have been entered into and the Servicer shall not be deemed to have assumed any of the Subservicer's interest therein or to have replaced the Subservicer as a party to any such Additional Sub-Servicing Agreement.

          (c) Notwithstanding any termination of the Seller as Subservicer hereunder, the Seller agrees that it will continue to follow the procedures set forth in Section 7.03(b)(iii) with respect to Collections on Purchased Receivables.

     SECTION 7.12. Effect of Termination or Resignation. Any termination or resignation of the Subservicer under this Agreement shall not affect any claims that the Purchaser or the Servicer may have against the Subservicer for events or actions taken or not taken by the Subservicer arising prior to any such termination or resignation.

                                  ARTICLE VIII

                            EVENTS OF SELLER DEFAULT

     SECTION 8.01. Events of Seller Default. If any of the following events (each, an 'Event of Seller Default') shall occur and be continuing:

          (a) The Seller (either as Seller or Subservicer) shall materially fail to perform or observe any term, covenant or agreement contained in this Agreement;

          (b) A default shall have occurred and be continuing under any instrument or agreement evidencing, securing or providing for the issuance of Debt of the Seller resulting in a demand or call (automatic or otherwise) for the satisfaction of such Debt;

          (c) The Seller shall generally not pay any of its respective Debts as such Debts become due, or shall admit in writing its inability to pay its Debts generally, or shall make a general assignment for the benefit of creditors; or any proceeding shall be instituted by or against the Seller seeking to adjudicate it a bankrupt or insolvent, or seeking liquidation, winding up, reorganization, arrangement, adjustment, protection, relief, or composition of it or any of its Debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors, or seeking the entry of an order for relief or the appointment of a receiver, trustee, custodian or other similar official for it or for any substantial part of its property, or any of the actions sought in such proceeding (including, without limitation, the entry of an order for relief against, or the appointment of a receiver, trustee, custodian or other similar official for, it or for any substantial part of its property) shall occur; or the Seller shall take any corporate action to authorize any of the actions set forth in this subsection;

          (d) Judgments or orders for the payment of money (other than such judgments or orders in respect of which adequate insurance is maintained for the payment thereof) in excess of $100,000 in the aggregate against the Seller or any of its Affiliates shall remain unpaid, unstayed on appeal, undischarged, unbonded or undismissed for a period of 30 days or more;

          (e) There is a material breach of any of the representations and warranties of the Seller set forth in Sections 4.01 or 4.02 that has remained uncured for a period of 30 days;

          (f) Any Governmental Authority shall file notice of a lien with regard to any of the assets of the Seller or with regard to the Seller other than a lien that does not materially adversely affect the financial condition of the Seller or the Seller's ability to perform as Subservicer and that (1) is limited by its terms to assets other than Receivables or (2) remains undischarged for a period of 30 days;

          (g) As of the first day of any month, the aggregate Net Values of Purchased Receivables which became Defaulted Receivables (net of recoveries with respect thereto) or Rejected Receivables (other than those with respect to which a withdrawal has previously been made from the Seller Liquidity Reserve Account) during the prior three-month period shall exceed 5% of the average aggregate Net Values of all Purchased Receivables then owned by the Purchaser (other than Defaulted Receivables) at the end of each of such three months;

          (h) The Servicer shall have reasonably determined that any event which materially adversely affects the collectibility of the Receivables has occurred, or that any other event which materially adversely affects the financial condition of the Seller, the ability of the Seller to collect Receivables in its capacity as Subservicer or the ability of the Seller (either as Seller or Subservicer) to perform hereunder has occurred;

          (i) A deterioration has taken place in the quality of servicing of Purchased Receivables or other Receivables serviced by the Seller (in its capacity as Subservicer) which the Servicer, in its sole discretion, determines to be material;

          (j) This Agreement shall for any reason cease to evidence the transfer to the Purchaser (or its assignees or transferees) of the legal and equitable title to, and ownership of, the Purchased Receivables;

          (k) The Lockbox Account Agreement shall have been amended or terminated without the written consent of the Purchaser and the Servicer;

          (l) The amount deposited hereunder (net of withdrawals required hereunder) in the Seller Credit Reserve Account has remained at less than the Specified Credit Reserve Balance for more than 30 days;

          (m) The amount deposited hereunder (net of withdrawals required hereunder) in the Seller Liquidity Reserve Account has remained at less than the Specified Liquidity Reserve Balance for more than 30 days; or

          (n) A Principal Amortization Event shall have been declared by the Trustee; then and in any such event, the Servicer shall, by notice to the Seller and the Purchaser declare that an Event of Seller Default shall have occurred and, the Termination Date shall forthwith occur, without demand, protest or further notice of any kind, all of which are hereby expressly waived by the Seller and the Purchaser shall make no further Purchases from the Seller. Upon any such declaration or automatic occurrence, the Purchaser and the Servicer shall have, in addition to all other rights and remedies under this Agreement, all other rights and remedies provided under the UCC and other applicable law, which rights shall be cumulative.

                                   ARTICLE IX
                                INDEMNIFICATION

     SECTION 9.01. Indemnities by the Seller. (a) Without limiting any other rights that the Purchaser, the Servicer, or any director, officer, employee or agent of either such party (each an 'Indemnified Party') may have hereunder or under applicable law, the Seller hereby agrees to indemnify each Indemnified Party from and against any and all claims, losses, liabilities, obligations, damages, penalties, actions, judgments, suits, and related costs and expenses of any nature whatsoever, including reasonable attorneys' fees and disbursements (all of the foregoing being collectively referred to as 'Indemnified Amounts') which may be imposed on, incurred by or asserted against an Indemnified Party in any way arising out of or relating to any breach of the Seller's obligations (including its obligations as Subservicer) under this Agreement or the ownership of the Purchased Receivables or in respect of any Receivable or any Contract, excluding, however, (i) Indemnified Amounts to the extent resulting from gross negligence or willful misconduct on the part of such Indemnified Party or (ii) recourse for unpaid Purchased Receivables. Without limiting or being limited by the foregoing, the Seller shall pay on demand to each Indemnified Party any and all amounts necessary to indemnify such Indemnified Party from and against any and all Indemnified Amounts relating to or resulting from:

          (A) reliance on any representation or warranty made or deemed made by the Seller (or any of its officers) under or in connection with this Agreement (except with respect to a Purchased Receivable, as to which the Purchaser's remedies are set forth in Section 4.03), any report or any other information delivered by the Seller pursuant hereto, which shall have been incorrect in any material respect when made or deemed made or delivered;

          (B) the failure by the Seller to comply with any term, provision or covenant contained in this Agreement, or any agreement executed by it in connection with this Agreement or with any applicable law, rule or regulation with respect to any Purchased Receivable, the related Contract, or the nonconformity of any Purchased Receivable or the related Contract with any such applicable law, rule or regulation; or

          (C) the failure to vest and maintain vested in the Purchaser, or to transfer to the Purchaser, legal and equitable title to and ownership of the Receivables which are, or are purported to be, Purchased Receivables, together with all Collections in respect thereof, free and clear of any Adverse Claim (except as permitted hereunder) whether existing at the time of the Purchase of such Receivable or at any time thereafter.

             (b) Any Indemnified Amounts subject to the indemnification provisions of this Section shall be paid to the Indemnified Party within five Business Days following demand therefor, together with interest at the lesser of 12% per annum or the highest rate permitted by law from the date of demand for such Indemnified Amount.

                                   ARTICLE X
                                 MISCELLANEOUS

     SECTION 10.01. Notices, Etc. All notices and other communications provided for hereunder shall, unless otherwise stated herein, shall be in writing and mailed or telecommunicated, or delivered as to each party hereto, at its address set forth under its name on the signature pages hereof or at such other address as shall be designated by such party in a written notice to the other parties hereto. All such notices and communications shall not be effective until received by the party to whom such notice or communication is addressed.

     SECTION 10.02. Remedies. No failure on the part of the Purchaser or the Servicer to exercise, and no delay in exercising, any right hereunder or under any Purchase Assignment shall operate as a waiver thereof; nor shall any single or partial exercise of any right hereunder preclude any other or further exercise thereof or the exercise of any other right. The remedies herein provided are cumulative and not exclusive of any remedies provided by law.

     SECTION 10.03. Binding Effect; Assignability. This Agreement shall be binding upon and inure to the benefit of the Seller, the Subservicer, the Purchaser, the Servicer and their respective successors and permitted assigns. Neither the Seller nor the Subservicer may assign any of their rights and obligations hereunder or any interest herein without the prior written consent of the Purchaser and the Servicer. The Purchaser may, at any time, without the consent of the Seller or the Subservicer, assign any of its rights and obligations hereunder or interest herein to any Person. Any such assignee may further assign at any time its rights and obligations hereunder or interests herein without the consent of the Seller or the Subservicer. Without limiting the generality of the foregoing, the Seller acknowledges that the Purchaser has assigned its rights hereunder to the Trustee for the benefit of the holders of the Notes. This Agreement shall create and constitute the continuing obligations of the parties hereto in accordance with its terms, and shall remain in full force and effect until its termination; provided, that the rights and remedies with respect to any breach of any representation and warranty made by the Seller or the Servicer pursuant to Article IV and the indemnification and payment provisions of Article IX shall be continuing and shall survive any termination of this Agreement.

     SECTION 10.04. Costs, Expenses and Taxes. (a) In addition to the rights of indemnification under Article IX, the Seller agrees to pay upon demand, all reasonable costs and expenses in connection with the adminstration (including periodic auditing, modification and amendment) of this Agreement, and the other documents to be delivered hereunder, including, without limitation: (i) the reasonable fees and out-of-pocket expenses of counsel for the Purchaser or the Servicer with respect to (A) advising the Purchaser as to its rights and remedies under this Agreement or (B) the enforcement (whether through negotiations, legal proceedings or otherwise) of this Agreement, the Purchase Assignment or the other documents to be delivered hereunder; and (ii) any and all stamp, sales, excise and other taxes and fees payable or determined to be payable in connection with the execution, delivery, filing or recording of this Agreement, each Purchase Assignment or the other agreements and documents to be delivered hereunder, and agrees to indemnify and save each Indemnified Party from and against any and all liabilities with respect to or resulting from any delay in paying or omission to pay such taxes and fees.

     (b) If the Seller or the Subservicer fails to perform any agreement or obligation contained herein, the Purchaser may, or may direct the Servicer to, (but shall not be required to) itself perform, or cause performance of, such agreement or obligation, and the expenses of the Purchaser or the Servicer incurred in connection therewith shall be payable by the party which has failed to so perform upon the Purchaser's or the Servicer's demand therefor.

     SECTION 10.05. No Proceedings. The Seller and the Subservicer each hereby agree that it will not, directly or indirectly, institute, or cause to be instituted, against the Purchaser any proceeding of the type referred to in
Section 8.01(c) so long as there shall not have elapsed one year plus one day since the latest maturing Note has been paid in full in cash. SECTION 10.06. Amendments; Waivers; Consents. No modification, amendment or waiver of, or with respect to, any provision of this Agreement, and all other agreements, instruments and documents delivered pursuant hereto or thereto, nor consent to any departure by the Seller or the Subservicer from any of the terms or conditions thereof, shall be effective unless it shall be in writing and signed by each of the parties hereto. Any waiver or consent shall be effective only in the specific instance and for the purpose for which given. No consent to or demand on the Seller or the Subservicer in any case shall, in itself, entitle it to any other consent or further notice or demand in similar or other circumstances. This Agreement, the Related Documents and the documents referred to therein embody the entire agreement among the Seller, the Subservicer, the Purchaser and the Servicer, and supersede all prior agreements and understandings relating to the subject hereof, whether written or oral.

     SECTION 10.07. GOVERNING LAW; CONSENT TO JURISDICTION; WAIVER OF JURY TRIAL. (a) THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE INTERNAL LAWS (AS OPPOSED TO CONFLICT OF LAWS

PROVISIONS) OF THE STATE OF OHIO, EXCEPT TO THE EXTENT THAT THE VALIDITY OR PERFECTION OF THE INTERESTS OF THE PURCHASER IN THE PURCHASED RECEIVABLES OR REMEDIES HEREUNDER OR THEREUNDER, IN RESPECT THEREOF, ARE GOVERNED BY THE LAWS OF A JURISDICTION OTHER THAN THE STATE OF OHIO.

     (b) THE SELLER AND THE SUBSERVICER HEREBY SUBMIT TO THE NON-EXCLUSIVE JURISDICTION OF THE COURTS OF THE STATE OF OHIO AND THE UNITED STATES DISTRICT COURT LOCATED IN THE SOUTHERN DISTRICT OF OHIO, AND EACH WAIVES PERSONAL SERVICE OF ANY AND ALL PROCESS UPON IT AND CONSENTS THAT ALL SUCH SERVICE OF PROCESS BE MADE BY REGISTERED MAIL DIRECTED TO THE ADDRESS SET FORTH ON THE SIGNATURE PAGE HEREOF AND SERVICE SO MADE SHALL BE DEEMED TO BE COMPLETED FIVE DAYS AFTER THE SAME SHALL HAVE BEEN DEPOSITED IN THE U.S. MAILS, POSTAGE PREPAID. THE SELLER, AND THE SUBSERVICER EACH HEREBY WAIVES ANY OBJECTION BASED ON FORUM NON CONVENIENS, AND ANY OBJECTION TO VENUE OF ANY ACTION INSTITUTED HEREUNDER AND CONSENTS TO THE GRANTING OF SUCH LEGAL OR EQUITABLE RELIEF AS IS DEEMED APPROPRIATE BY THE COURT. NOTHING IN THIS SECTION SHALL AFFECT THE RIGHT OF THE PURCHASER TO SERVE LEGAL PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR AFFECT THE RIGHT OF THE PURCHASER TO BRING ANY ACTION OR PROCEEDING AGAINST THE SELLER OR ITS PROPERTY, OR THE SUBSERVICER OR ITS PROPERTY IN THE COURTS OF ANY OTHER JURISDICTION.

     (c) THE SELLER, AND THE SUBSERVICER EACH HEREBY WAIVES ANY RIGHT TO HAVE A JURY PARTICIPATE IN RESOLVING ANY DISPUTE, WHETHER SOUNDING IN CONTRACT, TORT, OR OTHERWISE ARISING OUT OF, CONNECTED WITH, RELATED TO, OR IN CONNECTION WITH THIS PURCHASER AGREEMENT. INSTEAD, ANY DISPUTE RESOLVED IN COURT WILL BE RESOLVED IN A BENCH TRIAL WITHOUT A JURY.

     SECTION 10.08. Execution in Counterparts; Severability. This Agreement may be executed in any number of counterparts, each of which when so executed shall be deemed to be an original and all of which when taken together shall constitute one and the same agreement. In case any provision in or obligation under this Agreement shall be invalid, illegal or unenforceable in any jurisdiction, the validity, legality and enforceability of the remaining provisions or obligations, or of such provision or obligation in any other jurisdiction, shall not in any way be affected or impaired thereby.

IN WITNESS WHEREOF, the parties have caused this Agreement to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                                BURLINGTON WOODS CONVALESCENT CENTER, INC., as Seller and as Subservicer
                                By _____________________________________________
                                Name: James J. O'Malley
                                Title: Vice President
                                Address at which the chief executive office is located: Address: 5601 Chestnut Street Philadelphia, PA 19139
                                Attention: Arthur A. Carr, Jr.
                                Phone number: (215) 476-2250
                                Telecopier number: (215) 748-8118
                                Additional locations at which Records are
                                maintained:
                                ________________________________________________
                                ________________________________________________
                                ________________________________________________

                                Additional names under which, and locations at which, Seller does business:
                                115 Sunset Road
                                Burlington, NJ 08016
                                CRESTVIEW CONVALESCENT HOME, INC., as Seller and as Subservicer
                                By______________________________________________
                                Name: James J. O'Malley
                                Title: Vice President

                                Address at which the chief executive office is located:
                                Address: 5601 Chestnut Street
                                Philadelphia, PA 19139
                                Attention: Arthur A. Carr, Jr.
                                Phone number: (215) 476-2250
                                Telecopier number:(215) 748-8118

                                Additional locations at which Records are
                                maintained:
                                ________________________________________________
                                ________________________________________________
                                ________________________________________________

                                Additional names under which, and locations at which, Seller does business:
                                Crestview Wyncote Convalescent Center
                                Church Road
                                Wyncote, PA 19095
                                CRESTVIEW NORTH, INC., as Seller and as
                                Subservicer
                                By _____________________________________________
                                Name: James J. O'Malley
                                Title:Vice President
                                Address at which the chief executive office is located:
                                Address: 5601 Chestnut Street
                                Philadelphia, PA 19139
                                Attention: Arthur A. Carr, Jr.
                                Phone number: (215) 476-2250
                                Telecopier number: (215) 748-8118
                                Additional locations at which Records are
                                maintained:
                                ________________________________________________
                                ________________________________________________
                                ________________________________________________

                                Additional names under which, and locations at which, Seller does business:
                                Crestview North Nursing and Rehabilitation
                                Center
                                202 Toll Gate Road
                                Langhorne, PA 19047
                                GERIATRIC AND MEDICAL SERVICES, INC. (NJ), as Seller and as Subservicer
                                By______________________________________________

                                Name: James J. O'Malley
                                Title: Vice President
                                Address at which the chief executive office is located:
                                Address: 5601 Chestnut Street
                                Philadelphia, PA 19139
                                Attention: Arthur A. Carr, Jr.
                                Phone number: (215) 476-2250
                                Telecopier number:(215) 748-8118
                                Additional locations at which Records are
                                maintained:
                                ________________________________________________
                                ________________________________________________
                                ________________________________________________

                                Additional names under which, and locations at which, Seller does business:
                                Cooper River East Convalescent Center
                                5101 North Park Drive
                                Pennsauken, NJ 08109
                                Cooper River West Convalescent Center
                                5101 North Park Drive
                                Pennsauken, NJ 08109
                                Care Center of Lopatcong
                                Red School Lane & Coventry Drive
                                Phillipsburg, NJ 08865
                                Care Center of Phillipsburg
                                843 Wilbur Avenue
                                Phillipsburg, NJ 08865
                                Lacey Nursing and Rehabilitation Center
                                916 Lacey Road
                                Forked River, NJ 08731
                                GERIATRIC AND MEDICAL SERVICES, INC. (PA), as Seller and as Subservicer
                                By _____________________________________________
                                Name: James J. O'Malley
                                Title:Vice President
                                Address at which the chief executive office is located:
                                Address: 5601 Chestnut Street
                                Philadelphia, PA 19139
                                Attention: Arthur A. Carr, Jr.
                                Phone number: (215) 476-2250
                                Telecopier number: (215) 748-8118
                                Additional locations at which Records are
                                maintained:
                                ________________________________________________
                                ________________________________________________
                                ________________________________________________

                                Additional names under which, and locations at which, Seller does business:

                                Brandywine Hall Care Center
                                800 West Miner Street
                                West Chester, PA 19382
                                Fairview Care Center of Paper Mill Road
                                850 Paper Mill Road
                                Philadelphia, PA 19118
                                Mayo Nursing and Convalescent Center
                                650 Edison Avenue
                                Philadelphia, PA 19116
                                Silver Stream Nursing and Rehabilitation Center 905 Penllyn Pike
                                Spring House, PA 19477
                                Fairview Care Center of Bethlehem Pike
                                184 Bethlehem Pike
                                Philadelphia, PA 19118
                                Rittenhouse Care Center
                                1526 Lombard Street
                                Philadelphia, PA 19146
                                Hamilton Arms Nursing & Rehabilitation Center 336 West End Avenue
                                Lancaster, PA 17603
                                NPF III, INC.
                                By _____________________________________________
                                Name: Donald H. Ayers
                                Title: Chairman
                                Address: 6125 Memorial Drive
                                Dublin, OH 43017
                                Attention: Donald H. Ayers
                                Phone number: (614) 764-9944
                                Telecopier number: (614) 764-0602
                                NATIONAL PREMIER FINANCIAL SERVICES, INC.
                                By _____________________________________________
                                Name: Donald H. Ayers
                                Title: Vice President
                                Address: 6125 Memorial Drive
                                Dublin, OH 43017
                                Attention: Lance K. Poulsen
                                Phone number: (614) 764-9944
                                Telecopier number: (614) 764-0602