Form 10-Q
period 1994-08-31
GERIATRIC & MEDICAL COMPANIES INC
filed 1994-10-17
CIK 41147

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            Form 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended    August 31, 1994

                               OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

          For the Transition period from _________ to _________

                  Commission File Number 0-3997

                    GERIATRIC & MEDICAL COMPANIES, INC.

     (Exact name of registrant as specified in the charter)

             Delaware                        23-1713341
         (State or other            (IRS Employer Identification
         jurisdiction of                      Number)
  incorporation or organization)

5601 Chestnut Street, Philadelphia, Pennsylvania         19139
  (Address of principal executive offices)             (zip code)

                          (215) 476-2250
       Registrant's telephone number, including area code

                                N/A
       Former name, former address and former fiscal year,
                   if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  _X_      No  ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On October 14, 1994, there were 15,202,629 shares of common stock, $.10 par value, outstanding.



                 GERIATRIC & MEDICAL COMPANIES,
                      INC. AND SUBSIDIARIES

                              INDEX

Part I    Financial Information                              Page

Item 1    Financial Statements

          Consolidated Balance Sheets ---
          August 31, 1994 (unaudited)
          and May 31, 1994 (audited)                            3

          Consolidated Statements of
          Operations (unaudited) ---
          Three months ended August 31, 1994
          and August 31, 1993                                   4

          Consolidated Statements of
          Cash Flows (unaudited) ---
          Three months ended August 31, 1994
          and August 31, 1993                                   5

          Notes to Consolidated Financial Statements          6-7

Item 2    Management's Discussion and Analysis of Results
          of Operations and Financial Condition              8-11

Part II   Other Information

Item 6    Exhibits and Reports on Form 8-K                     12

Signature                                                      13

PART I                               FINANCIAL INFORMATION

ITEM 1                GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS EXCEPT PAR VALUES AND SHARES)

                                                                                           AUGUST 31,
                                                                                             1994        MAY 31,
                                                                                          (UNAUDITED)     1994
                                                                                          -----------  -----------
ASSETS
  Cash                                                                                     $     291   $       927
  Restricted cash                                                                                378           837
  Patients' funds                                                                                312           311
  Accounts receivable, net of allowance of $6,485 at August 31, 1994 and $6,776 at May
     31, 1994                                                                                 20,917        20,716
  Other receivables, net of allowance of $975                                                  5,123         5,555
  Prepaids and other assets                                                                    4,385         4,039
  Inventories                                                                                  4,102         4,204
  Due from third-party payors, net of allowance of $3,998 at August 31, 1994 and $3,877
     at May 31, 1994                                                                           9,325         9,314
                                                                                          -----------  -----------
         Total current assets                                                                 44,833        45,903
                                                                                          -----------  -----------

Property and equipment:
  Land                                                                                         3,702         3,702
  Building and improvements                                                                   89,702        89,471
  Equipment and fixtures                                                                      36,629        36,248
  Construction-in-progress                                                                    11,699        10,591
                                                                                          -----------  -----------
                                                                                             141,732       140,012
Less accumulated depreciation                                                                 55,474        53,688
                                                                                          -----------  -----------
                                                                                              86,258        86,324
                                                                                          -----------  -----------
Other noncurrent assets:
  Restricted cash                                                                              5,881         7,090
  Investments in joint ventures                                                                  582           582
  Goodwill net of accumulated amortization of $258 at August 31, 1994 and $245 at May
     31, 1994                                                                                  2,174         2,236
  Notes and other receivables                                                                 10,274        10,432
  Deferred charges and other, net of amortization of $2,573 at August 31, 1994 and
     $4,130 at May 31, 1994                                                                   10,285        10,157
                                                                                          -----------  -----------
                                                                                              29,196        30,497
                                                                                          -----------  -----------
                                                                                           $ 160,287   $   162,724
                                                                                          ===========  ===========

LIABILITIES
Current Liabilities:
  Current portion of long-term debt and subordinated debentures                            $   2,017   $     2,026
  Accounts payable                                                                            16,518        16,943
  Accrued expenses                                                                             7,847         9,937
                                                                                          -----------  -----------
     Total current liabilities                                                                26,382        28,906

Other long-term liabilities                                                                    3,438         3,438
                                                                                          -----------  -----------
Long-term debt                                                                               118,692       119,343
                                                                                          -----------  -----------
  Deferred income                                                                                492           492
                                                                                          -----------  -----------
Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock, $.10 par, authorized 15,000,000 shares; none were issued or
  outstanding                                                                                     --            --
Common stock, $.10 par, authorized 30,000,000 shares in 1995 and 1994; issued and outstanding 15,202,629 and 15,159,661 at August 31, 1994 and May 31, 1994,
  respectively                                                                                 1,520         1,516
Capital in excess of par value                                                                14,595        14,601
Accumulated deficit                                                                           (4,832)       (5,572)
                                                                                          -----------  -----------
                                                                                              11,283        10,545
                                                                                          -----------  -----------
                                                                                           $ 160,287   $   162,724
                                                                                          ===========  ===========

              GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per common share)
                                  (Unaudited)

                                                                                              THREE MONTHS ENDED
                                                                                                  AUGUST 31,
                                                                                             --------------------
                                                                                               1994       1993*
                                                                                             ---------  ---------
Operating revenues, net                                                                      $  45,975  $  43,053
                                                                                             ---------  ---------
Expenses:
Operating expenses                                                                              39,105     36,293
Depreciation and amortization                                                                    2,078      2,167
Interest expense, net                                                                            2,720      2,899
Provision for costs on sale of accounts receivable                                               1,152        731
                                                                                             ---------  ---------
                                                                                                45,055     42,090
                                                                                             ---------  ---------
Income before income taxes                                                                         920        963
Income taxes                                                                                       180        241
                                                                                             ---------  ---------
Net Income                                                                                   $     740  $     722
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Earnings per common share:                                                                   $    0.05  $    0.05
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Average common shares outstanding                                                               15,179     15,290
                                                                                             ---------  ---------
                                                                                             ---------  ---------

*Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

              GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED AUGUST 31, 1994 AND AUGUST 31, 1993
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                                   AUGUST 31,
                                                                                              --------------------
                                                                                                1994       1993
                                                                                              ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                  $     740  $     722
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Provision for uncollectible accounts                                                            1,085        531
  Depreciation and amortization                                                                   2,093      2,167
  (Increase) decrease in patients' funds and other, net                                              (1)         3
  Increase in accounts receivable                                                                (1,286)    (3,779)
  (Increase) decrease in other receivables                                                          432     (1,014)
  (Increase) decrease in prepaids and other assets and inventories                                 (244)       235
  Increase in net amounts due from third party payors                                               (11)    (1,613)
  Increase (decrease) in accounts payable and accrued expenses                                   (2,515)     2,508
                                                                                              ---------  ---------
     Net cash provided by (used in) operating activities                                            293       (240)
                                                                                              ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                             (942)      (647)
  Capital expenditures financed by construction
  and property improvement funds                                                                   (806)      (971)
  Increase in joint ventures, net                                                                    --        (68)
  Decrease in notes and other receivables                                                           158         34
  Other investing activities, net                                                                   183       (423)
                                                                                              ---------  ---------
     Net cash used in investing activities                                                       (1,407)    (2,075)
                                                                                              ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                                        1,275      3,431
  Repayment of debt and subordinated debentures                                                  (1,935)    (3,010)
  Decrease in restricted cash                                                                     1,668      3,054
  Expenditures for deferred charges                                                                (546)      (192)
  Proceeds from issuance of common stock                                                             16         --
                                                                                              ---------  ---------
     Net cash provided by financing activities                                                      478      3,283
                                                                                              ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               (636)       968
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                      927      2,845
                                                                                              ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $     291  $   3,813
                                                                                              ---------  ---------
                                                                                              ---------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                                                 $   3,891  $   4,188
     Income taxes                                                                             $      37  $      15

          See accompanying notes to consolidated financial statements.

         GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Principles of Consolidation and Presentation:

  In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of August 31, 1994 and May 31, 1994, and the results of operations for the three months ended August 31, 1994 and August 31, 1993 and changes in cash flows for the three months ended August 31, 1994 and August 31, 1993. These financial statements should be read in conjunction with Geriatric & Medical Companies, Inc's (the 'Company') annual report filed with the Securities and Exchange Commission for the year ended May 31, 1994. Results of operations for the three months ended August 31, 1994 and August 31, 1993 are not necessarily indicative of results of operations expected for the full year.

2.        Accounts Receivable:

   Effective November 4, 1993, the Company entered into a three year $25,000,000 accounts receivable sale agreement with recourse with a financial institution, retiring its previous arrangement. The Company may sell, on a continuing basis, up to $25,000,000 of certain qualifying accounts receivable. The Company initially receives, net of reserves, approximately 80% of accounts receivable submitted. This transaction has been accounted for as a sale under Financial Accounting Standards Board Statement No. 77 guidelines but may be treated as a financing (borrowing) transaction for Medicare/Medicaid purposes.

  Under the terms of the agreement, the Company will pay program costs at 9.84% on the outstanding receivables sold. During the three month period ended August 31, 1994 and 1993, the Company sold approximately $26,777,000 and $23,251,000, respectively, of certain qualifying accounts receivables. As of August 31, 1994 and 1993, the balance of the receivables submitted for sale was approximately $17,591,000 and $19,994,000 of which approximately $14,073,000 and $15,907,000 were funded. The unfunded portion is included in other receivables on the balance sheet.

  In May 1994, the Company entered into an agreement to sell certain long-term receivables due from third-party payors. The program costs charged are 9.75% of the outstanding receivables sold. The maximum amount of cash available under this agreement is $5,000,000. During the three month period ended August 31, 1994, the Company sold approximately $928,000 of certain qualifying accounts receivables. The Company receives, net of reserves, approximately 80% of the long-term third-party payor receivables sold. As of August 31, 1994 the balance of the receivables submitted for sale was approximately $1,555,000. The unfunded portion is included in other receivables on the balance sheet.

  For the three months ended August 31, 1994 and 1993, the Company has recognized a provision for costs on sale of accounts receivable of $1,152,000 and $731,000 respectively. The provision for costs on sale of accounts
receivable consists of :  (A)   program and other costs incurred on receivables
sold and (B) servicing costs relating to the collection of receivables sold. Under the sale agreement, the Company continues and is required to service the accounts receivable sold.

3.        Commitments and Contingencies:

  In September, 1992 a class action law suit was commenced against the Company, GMS Management, Inc., and various current or former officers of the Company in the United States District Court for the Eastern District of Pennsylvania. The Complaint alleges that, among other things, various reports and press releases issued by the Company misrepresented and omitted to state adverse material facts concerning the quality of care given at two of the Company's nursing homes. The plaintiff did not seek a specified sum other than 'to pay to plaintiff and to all members of the class damages in an amount to be proven at trial, with interest thereon.' Although the outcome cannot be predicted, the Company and the individual defendants deny any wrong doing and are vigorously defending this action. Trial in this law suit is scheduled to commence in October, 1994 and has been postponed by the court pending its rulings on various motions.

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

Item 2

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION

INTRODUCTION

   Geriatric & Medical Companies, Inc., Inc., (hereinafter, together with its subsidiaries, referred to as the 'Company') is a holding company which effective June 1, 1994 conducts its business through Life Support Medical,
(LSM). LSM provides a broad line of healthcare support services through various subsidiaries of the Company as follows:

o Life Support Ambulance a transportation company, Accredited by the Commission on Accreditation of Ambulance Services provides a full range of services, including basic life support, advanced life support, critical care transport and coach transportation.

o United Health Care Services is a joint commission accredited and FDA approved company providing infusion therapy, hi-tech respiratory therapy, durable medical equipment and home medical supplies.

o Innovative Pharmacy Services provides prescription services, Medicare Part B Billing, enteral Nutrition products, infusion therapy and services approximately 6,200 beds with various products and services.

o Healthcare Hospitality Services is a provider of contract management services, including dietary, housekeeping, laundry, pest control, and plant operations to approximately 6,600 beds.

o Rehab Technologies provides portable x-ray, holter monitoring, ultra sound, and echocardiograms through its Diversified Diagnostic Division and manages rehab departments and provides physical, speech and occupational therapy to approximately 42 long term care facilities. For fiscal 1995, this company is developing a specialized care concept to provide their management capability and resources to market and develop units for subacute care.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION
                            (Continued)

o Geriatric & Medical Services, Inc. is a provider of long-term skilled care residential and independent living and sub-acute specialized services in Pennsylvania and New Jersey. Through approximately 4,000 beds it currently operates, it provides an important product line to the entire spectrum of services marketed to HMO's and other managed care providers.

Results of Operations

  Consolidated net operating revenues for the three months ended August 31, 1994 are $45,975,000 as compared to $43,053,000 for the three months ended August 31,
1993, an increase of $2,922,000 or 6.8%.   The Company estimates its
consolidated operating revenues from various payor sources as follows:

  Medicare                            15%
  Medicaid                            58%
  Private insurance and institutions  27%

  The increased operating revenue is the result of $1,452,000 related to rate increases, $116,000 from improved census and added revenue of $1,354,000 from subsidiaries of LSM.

  Operating expenses for the first quarter of fiscal 1994 are $39,105,000 compared to $36,293,000 for the same period last year an increase of $2,812,000 or 7.7%. The increase principally relates to the effects of inflation and increased expenses related to higher revenues in the first quarter of fiscal, 1995.

  Depreciation and amortization decreased $89,000 as a result of a decrease in amortization of financing costs for debt.

  Interest expense decreased $179,000 principally as a result of the early repayment of $2,868,000 of 16% debentures during fiscal, 1994.

  The increase in the provision for costs on sale of accounts receivable is a result of utilization under receivable funding agreements resulting in additional program charges.

  Income tax decreased $61,000 or 5% of pretax income resulting from the effect of net operating losses being realized and recorded in the first quarter of fiscal, 1995.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION
                            (Continued)

Liquidity and Capital Resources

  During the first quarter of fiscal 1994, the Company refinanced approximately $1,315,000 of industrial development bonds, which allowed the Company to replace cash collateralized letters of credit with other property. This resulted in additional working capital of $1,197,000 during the first quarter of fiscal 1994.

  In November, 1993, the Company entered into a $25,000,000 accounts receivables sale agreement, with recourse. This is a three year agreement with program costs charged at 9.84% of the outstanding receivables sold. The Company accounts for this as a sale of receivables. On May 19, 1994 the Company entered into an additional agreement to sell certain long-term receivables due from third party payors. The program cost charged is 9.75% of outstanding amounts sold. The maximum amount of cash available under this agreement is $5,000,000. The agreement expires in November, 1997. The Company has accounted for these transactions as a sale of receivables (See Note 2 to the Notes to Consolidated Financial Statements.)

  The Company redeemed $2,868,000 of 16% subordinated debentures due December 31, 1994 on February 1, 1994 at par plus accrued interest. The Company funded this redemption through the collection of outstanding accounts receivables.

  A substantial part of the Company's revenues consists of reimbursements under the Pennsylvania Medicaid Program, a retrospective cost based program that typically results in the generation of large receivables which are periodically settled. Pennsylvania had planned to switch to a prospective Medicaid reimbursement system effective January, 1994 which did not occur. It is not known whether Pennsylvania will institute a prospective system during fiscal 1995 and the effects of the final plan on the cash flow or operations of the Company are not known. The Company anticipates the Commonwealth of Pennsylvania increasing its rates as of July, 1994 and also anticipates Pennsylvania will pay tentative settlements on its fiscal 1994 cost reports during fiscal 1995.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF RESULTS OF OPERATIONS
                      AND FINANCIAL CONDITION
                            (Continued)

  At August 31, 1994, the Company has restricted cash of approximately $467,000 to be used for capital improvements and construction projects. In addition to the capitalized improvements which will be funded from the restricted cash account the Company anticipates commencing construction on two facilities in fiscal 1995 for a total cost of $13,188,000. The Company has tentative commitments for $11,240,000 to finance construction. Of the remaining amount, approximately $1,250,000 has been funded and approximately $700,000 will need to be funded by the Company.

  The Company reached a tentative settlement with the Office of the United States Attorney for the Eastern District of Pennsylvania regarding the joint venture and management arrangements of its subsidiary United Health Care Services, Inc. whereby the Company will pay $320,000 by September 30, 1994, $340,000 by September 30, 1995 and $440,000 by September 30, 1996.

  The Company intends to meet its capital commitments and working capital requirements in fiscal 1995 from operations, existing financing arrangements including the $25 million and $5.00 million receivable sale agreement, or the sale or refinancing of other assets.

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

                    GERIATRIC & MEDICAL COMPANIES, INC.

October 17, 1994    By:
                         James J. O'Malley
                         Vice President and Chief Financial Officer