Form 10-Q/A
period 1994-08-31
GERIATRIC & MEDICAL COMPANIES INC
filed 1994-12-08
CIK 41147

                        ***Conformed***
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-Q/A

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

                              INDEX

Part I    Financial Information                              Page

Item 1    Financial Statements

          Consolidated Balance Sheets ---
          August 31, 1994 (unaudited)
          and May 31, 1994                                      3

          Consolidated Statements of
          Operations (unaudited) ---
          Three months ended August 31, 1994
          and August 31, 1993                                   4

          Consolidated Statements of
          Cash Flows (unaudited) ---
          Three months ended August 31, 1994
          and August 31, 1993                                   5

          Notes to Consolidated Financial Statements          6-7

Item 2    Management's Discussion and Analysis of Results
          of Operations and Financial Condition              8-11

Part II   Other Information

Item 6    Exhibits and Reports on Form 8-K                     12

Signature                                                   13-14

Exhibit 27 - Article 5 FDS                                     15

PART I                               FINANCIAL INFORMATION

ITEM 1                GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS EXCEPT PAR VALUES AND SHARES)

                                                                                           AUGUST 31,
                                                                                             1994        MAY 31,
                                                                                          (UNAUDITED)     1994
                                                                                          -----------  -----------
ASSETS
Current Assets:
  Cash                                                                                     $     291   $       927
  Restricted cash                                                                                378           837
  Patients' funds                                                                                312           311
  Accounts receivable, net of allowance of $6,485 at August 31, 1994 and $6,776 at May
     31, 1994                                                                                 20,917        20,716
  Other receivables, net of allowance of $975                                                  5,123         5,555
  Prepaids and other assets                                                                    4,385         4,039
  Inventories                                                                                  4,102         4,204
  Due from third-party payors, net of allowance of $3,998 at August 31, 1994 and $3,877
     at May 31, 1994                                                                           9,325         9,314
                                                                                          -----------  -----------
         Total current assets                                                                 44,833        45,903
                                                                                          -----------  -----------

Property and equipment:
  Land                                                                                         3,702         3,702
  Building and improvements                                                                   89,702        89,471
  Equipment and fixtures                                                                      36,629        36,248
  Construction-in-progress                                                                    11,699        10,591
                                                                                          -----------  -----------
                                                                                             141,732       140,012
Less accumulated depreciation                                                                 55,474        53,688
                                                                                          -----------  -----------
                                                                                              86,258        86,324
                                                                                          -----------  -----------
Other noncurrent assets:
  Restricted cash                                                                              5,881         7,090
  Investments in joint ventures                                                                  582           582
  Goodwill net of accumulated amortization of $258 at August 31, 1994 and $245 at May
     31, 1994                                                                                  2,174         2,236
  Notes and other receivables                                                                 10,274        10,432
  Deferred charges and other, net of amortization of $2,573 at August 31, 1994 and
     $4,130 at May 31, 1994                                                                   10,285        10,157
                                                                                          -----------  -----------
                                                                                              29,196        30,497
                                                                                          -----------  -----------
                                                                                           $ 160,287   $   162,724
                                                                                          ===========  ===========

LIABILITIES
Current Liabilities:
  Current portion of long-term debt and subordinated debentures                            $   2,017   $     2,026
  Accounts payable                                                                            16,518        16,943
  Accrued expenses                                                                             7,847         9,937
                                                                                          -----------  -----------
     Total current liabilities                                                                26,382        28,906

Other long-term liabilities                                                                    3,438         3,438
                                                                                          -----------  -----------
Long-term debt                                                                               118,692       119,343
                                                                                          -----------  -----------
  Deferred income                                                                                492           492
                                                                                          -----------  -----------
Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock, $.10 par, authorized 15,000,000 shares; none were issued or
  outstanding                                                                                     --            --
Common stock, $.10 par, authorized 30,000,000 shares in 1995 and 1994; issued and outstanding 15,202,629 and 15,159,661 at August 31, 1994 and May 31, 1994,
  respectively                                                                                 1,520         1,516
Capital in excess of par value                                                                14,595        14,601
Accumulated deficit                                                                           (4,832)       (5,572)
                                                                                          -----------  -----------
                                                                                              11,283        10,545
                                                                                          -----------  -----------
                                                                                           $ 160,287   $   162,724
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

               Exhibit 27 -- Article 5 FDS.

          (b)  Reports on Form 8-K

               None.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    GERIATRIC & MEDICAL COMPANIES, INC.

October 17, 1994    By:  /s/ James J. O'Malley
                         ------------------------------------------
                         James J. O'Malley
                         Vice President and Chief Financial Officer

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    GERIATRIC & MEDICAL COMPANIES, INC.

December 8, 1994    By:  /s/ James J. O'Malley
                         ------------------------------------------
                         James J. O'Malley
                         Vice President and Chief Financial Officer