Form 10-Q
period 1994-11-30
GERIATRIC & MEDICAL COMPANIES INC
filed 1995-01-18
CIK 41147

**CONFORMED**
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 Form 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended    November 30, 1994

                                    OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

           For the Transition period from           to

                       Commission File Number 0-3997

                         GERIATRIC & MEDICAL COMPANIES, INC.
          (Exact name of registrant as specified in the charter)

             Delaware                                 23-1713341
(State or other jurisdiction                  (IRS Employer Identification
 of incorporation or organization)                                 Number)

          5601 Chestnut Street, Philadelphia, Pennsylvania  19139
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

On January 10, 1995, there were 15,237,348 shares of common stock, $.10 par value, outstanding.

                      GERIATRIC & MEDICAL COMPANIES,
                           INC. AND SUBSIDIARIES

                                   INDEX

Part I     Financial Information                                      Page

Item 1     Financial Statements

           Consolidated Balance Sheets ---
           November 30, 1994 (unaudited)
           and May 31, 1994                                              3

           Consolidated Statements of
           Operations (unaudited) ---
           Three months and six months ended
           November 30, 1994 and November 30, 1993                       4

           Consolidated Statements of
           Cash Flows (unaudited) ---
           Six months ended November 30, 1994
           and November 30, 1993                                         5

           Notes to Consolidated Financial Statements                  6-8

Item 2     Management's Discussion and Analysis of Results of
           Operations and Financial Condition                         9-12

Part II    Other Information

Item 6     Exhibits and Reports on Form 8-K                             13

Signature                                                               14

Exhibit 27       Article 5 - Financial Data Schedule                    15





                                     2