Form 10-Q
period 1995-02-28
GERIATRIC & MEDICAL COMPANIES INC
filed 1995-09-11
CIK 41147

***CONFORMED***
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    Form 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended    February 28, 1995

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

On April 11, 1995, there were 15,244,261 shares of common stock, $.10 par value, outstanding.


                         GERIATRIC & MEDICAL COMPANIES,
                              INC. AND SUBSIDIARIES

                                      INDEX

Part I      Financial Information                                     Page

Item 1      Financial Statements

            Consolidated Balance Sheets ---
            February 28, 1995 and May 31, 1994                         3

            Consolidated Statements of Operations  ---
            Three months and nine months ended
            February 28, 1995 and February 28, 1994                    4

            Consolidated Statements of Cash Flows ---
            Nine months ended February 28, 1995
            and February 28, 1994                                      5

            Notes to Consolidated Financial Statements               6-7

Item 2      Management's Discussion and Analysis of Results of
            Operations and Financial Condition                      8-11

Part II     Other Information                                         12

Item 1      Legal Proceedings

Item 6      Exhibits and Reports on Form 8-K

Signature                                                             13

Exhibit 27  Article 5 - Financial Data Schedule                       14





                                        2




           GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands except per common share)

                                        (Unaudited)






            FINANCIAL INFORMATION

ITEM 1      GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS
            (IN THOUSANDS EXCEPT PAR VALUES AND SHARES)



                                             February 28,  May 31,
                                               1995          1994
        ASSETS                               (Unaudited)
                                                 [S]          [S]
    Current Assets:
      Cash                                  $   1,248     $     927
      Restricted cash                             541           837
      Patients' funds                           1,675           311
      Accounts receivable, net of allowance
        of $5,860 at February 28, 1995 and
        $6,776 at May 31, 1994                 25,316        20,716
      Other receivables, net of allowance
        of $975                                 7,823         5,555
      Prepaids and other assets                 5,927         4,039
      Inventories                               4,522         4,204
      Due from third-party payors, net of
        allowance of $3,813 at February 28, 1995
        and $3,877 at May 31, 1994              8,892         9,314


          Total current assets                 55,944        45,903


    Property and equipment:
      Land                                      3,702         3,702
      Building and improvements                99,869        89,471
      Equipment and fixtures                   38,757        36,248
      Construction-in-progress                  4,048        10,591
                                              146,376       140,012

    Less accumulated depreciation              59,087        53,688
                                               87,289        86,324

    Other noncurrent assets:
      Restricted cash                           5,701         7,090
      Investments in joint ventures               582           582
      Goodwill net of accumulated amortization
        of $312 at February 28, 1995 and
        $245 at May 31, 1994                    2,547         2,236
      Notes and other receivables              10,191        10,432
      Deferred charges and other, net of
        amortization of $2,467 at February 28, 1995
        and $4,130 at May 31, 1994             10,220        10,157
                                               29,241        30,497

                                            $ 172,474     $ 162,724




                                           February 28,    May 31,
                                            1995            1994
  LIABILITIES                            (Unaudited)
 Current Liabilities:
 Current portion of long-term debt       $   2,312       $  2,026
 Accounts payable                           20,602         16,943
 Accrued expenses                           11,068          9,937

   Total current liabilities                33,982         28,906


Other long-term liabilities                  3,154          3,438

Long-term debt                             120,296        119,343

Subordinated debenture                       1,000           -

Deferred income                                492            492

Commitments and contingencies


                         STOCKHOLDERS' EQUITY

Preferred stock, $.10 par, authorized
15,000,000 shares; none were issued
or outstanding                                  -            -
Common stock, $.10 par, authorized
30,000,000 shares in 1995 and 1994;
Issued and outstanding
15,236,448 and 15,159,661 at
February 28, 1995 and May 31, 1994,
respectively                                  1,524        1,516
Capital in excess of par value               14,625       14,601
Accumulated deficit                          (2,599)      (5,572)
                                             13,550       10,545
                                          $ 172,474    $ 162,724


  See accompanying notes to consolidated financial statements.
          3


      GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF OPERATIONS


            (In thousands except per common share)


                   (Unaudited)



                           Three Months Ended  Nine Months Ended
                            Feb. 28,  Feb. 28,  Feb. 28,  Feb. 28
                               1995      1994*    1995      1994*
Operating revenues, net      $48,565   $43,520  $142,322   $130,977

Expenses:

Operating Expenses            40,845    36,654   120,800    110,160
Depreciation and amortization  2,238     2,202     6,390      6,495
Interest expense, net          2,792     2,725     8,160      8,639
Provision for costs on sale
of accounts receivable         1,174       903     3,254      2,495
                              47,049    42,484   138,604    127,789

Income before income taxes     1,516     1,036     3,718      3,188
Income taxes                     308       258       745        803

Net Income                     1,208       778      2,973     2,385

Earnings per common share       0.08      0.05       0.20      0.16

Average common shares
outstanding                   15,201    15,302     15,201    15,302



*Reclassified for comparative purposes











       GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOW
       NINE MONTHS ENDED FEBRUARY 28, 1995 AND FEBRUARY 28, 1994
                           (IN THOUSANDS)
                             (UNAUDITED)


                                                           1995      1994*
CASH FLOWS FROM OPERATING ACTIVITIES:
                                                             [S]     [S]
Net income                                            $    2,973   $ 2,385
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for uncollectible accounts                       3,101     2,339
Depreciation and amortization                              6,390     6,496
Other items                                                  423       248
Changes in assets and liabilities,  net of effects from
aquisitions
Increase in patients' funds and other, net                (1,364)       (4)
Increase in accounts receivable                           (7,181)   (8,743)
(Increase) decrease in other receivables                  (2,268)      340
Increase in prepaids and other assets and inventories     (2,206)   (1,529)
Decrease in net amounts due from third party payors          422     2,015
Increase (decrease) in accounts payable
and accrued expenses                                       4,699    (1,177)
Decrease in other long-term liabilities                     (284)        -
Net cash provided by operating activities                  4,705     2,370

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                      (2,335)   (1,646)
Capital expenditures financed by construction
and property improvement funds                            (1,856)   (3,655)
Increase in joint ventures, net                              -        (142)
Decrease in notes and other receivables                      241       810
Acquisitions of ambulance companies, net of cash acquired   (423)        -
Other investing activities, net                              114        82
Net cash used in investing activities                     (4,259)   (4,551)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from borrowings                                   1,308     5,571
Repayment of debt and subordinated debentures             (2,229)   (9,804)
Decrease in restricted cash                                1,685     5,150
Expenditures for deferred charges                           (936)   (1,187)
Proceeds from issuance of common stock                        47         -
Net cash used in financing activities                       (125)     (270)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         321    (2,451)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               927     2,845

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $    1,248 $     394

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                              $   11,780 $  12,041

Income taxes                                          $      138 $      82

SUPPLEMENTAL SCHEDULE OF NONCASH ITEMS:
Assets acquired under capital leases                  $    1,204 $     632
Acquisitions of ambulance companies:
Fair value of assets acquired                         $    2,470 $       -
Cash paid and debt issued                                 (2,152)        -
Liabilities assumed                                   $      318 $       -

* Reclassified for comparative purposes

        See accompanying notes to consolidated financial statements.
                                        5




              GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Principles of Consolidation and Presentation:

      In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of February 28, 1995 and May 31, 1994, and the results of operations for the nine months ended February 28, 1995 and February 28, 1994 and changes in cash flows for the nine months ended February 28, 1995 and February 28, 1994. These financial statements should be read in conjunction with Geriatric & Medical Companies, Inc's (the "Company") annual report filed with the Securities and Exchange Commission for the year ended May 31, 1994. Results of operations for the nine months ended February 28, 1995 and February 28, 1994 are not necessarily indicative of results of operations expected for the full year.

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

      Under the terms of the agreement, the Company will pay program costs at 9.84% on the outstanding balance. During the nine month periods ended February 28, 1995 and 1994, the Company sold approximately $82,704,000 and $69,575,000, respectively, of certain qualifying accounts receivables. As of February
      28, 1995 and 1994, the balance of the receivables submitted for sale was approximately $17,995,000 and $16,494,000 of which approximately $14,396,000 and $12,944,000 were funded, respectively. The unfunded portion is included in other receivables on the balance sheet.

      In May 1994, the Company entered into an agreement to sell certain long-term receivables due from third-party payors. The program costs charged are 9.75% of the outstanding balance. The maximum amount of cash available under this agreement is $5,000,000. During the nine month period ended February 28, 1995, the Company sold approximately $4,371,000 of certain qualifying accounts receivables. As of February 28, 1995, the balance of the receivables submitted for sale was approximately $4,997,000. The unfunded portion is included in other receivables on the balance sheet.

      For the nine months ended February 28, 1995 and 1994, the Company has recognized a provision for costs on sale of accounts receivable of $3,254,000 and $2,495,000, respectively. The provision for costs on sale of accounts receivable consists of program and other costs incurred on receivables sold and servicing costs relating to the collection of receivables. Under the sale agreement, the Company continues and is required to service the accounts receivable.


3.  Commitments and Contingencies:

      In September, 1992 a class action lawsuit was commenced against the Company, GMS Management, Inc., and various current or former officers of the Company in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges that, among other things, various reports and press releases issued by the Company misrepresented and omitted to state adverse material facts concerning the quality of care given at two of the Company's nursing homes. The plaintiff did not seek a specified sum other than "to pay to plaintiff and to all members of the class damages in an amount to be proven at trial, with interest thereon." Although the outcome cannot be predicted, the Company and the individual defendants deny any wrong doing and are vigorously defending this action.

      The Company is involved in various routine government inquiries, audit surveys and administrative proceedings concerning its activities and operations. (Also see Item 1
      Legal Proceedings.)

      The Company is also involved in various claims and legal actions arising in the ordinary course of business. The
      Company believes that the ultimate disposition of all of these matters will not have a material adverse effect on the Company's Consolidated Financial Statements.

4.  Other Transactions:

      In May, 1993 the Company took back a mortgage in connection with the sale of its Mt. Laurel facilities to Tomahawk Capital Investments, Inc. (Tomahawk) which is controlled by an executive officer of the Company. As of November 30, 1994 in connection with the release of the mortgage, the Company received an additional prepayment of $500,000 on the mortgage and issued a
              GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


      $1,000,000 subordinated debenture to Tomahawk which is due December 1, 1996. The interest is payable at a rate of 12% per annum over eight quarters commencing March 1, 1995. Tomahawk is required to maintain certain minimum net worth requirements in connection with this transaction.

      Tomahawk has issued on behalf of the Company, a $500,000 letter of credit in connection with the construction of a 120 bed facility in Cape May, NJ and a $74,380 letter of credit in connection with the construction of a 120 bed facility in Norristown, PA. The Company is paying Tomahawk $15,000 and $1,800 per quarter, respectively for these letters of credit.

Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION



INTRODUCTION


      Geriatric & Medical Companies, Inc., (hereinafter, together with its subsidiaries, referred to as the "Company") provides a broad line of healthcare support services in Pennsylvania and New Jersey through various subsidiaries of the Company as described below. The Company estimates its consolidated operating revenues from various payor sources to be 19% from Medicare, 57% from Medicaid and 24% from private and institutional payors.

      Life Support Ambulance, a transportation company, accredited by the Commission on Accreditation of Ambulance Services, provides a full range of services, including basic life support, advanced life support, critical care transport and coach transportation.


      United Health Care Services is a Joint Commission accredited and FDA approved company providing infusion therapy, hi-tech respiratory therapy, durable medical equipment and home medical supplies.


      Innovative Pharmacy Services provides prescription services, Medicare Part B billing, enteral nutrition products, infusion therapy and services approximately 6,200 beds.


      Healthcare Hospitality Services is a provider of contract management services, including dietary, housekeeping, laundry, pest control, and plant operations to approximately 6,600 beds.


      Rehab Technologies provides portable x-ray, holter monitoring, ultra sound, and echocardiograms through its Diversified Diagnostic Division and manages rehab departments, providing physical, speech and occupational therapy to long term care facilities. For fiscal, 1995, this company is developing a specialized care service to provide their management capability and resources for subacute care.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (Continued)



Geriatric & Medical Services is a provider of long-term skilled care, residential and independent living and subacute specialized services in Pennsylvania and New Jersey. Through the approximately 4,000 beds it currently operates, it provides an important product line to the entire spectrum of services marketed to HMO's and other managed care providers.


Results of Operations


Net operating revenues, for the three months ended February 28, 1995 were $48,565,000 as compared to $43,520,000 for the corresponding period of fiscal, 1994, an increase of $5,045,000 or 11.6%. Net operating revenues for the nine months ended February 28, 1995 were $142,322,000 as compared to $130,977,000 for the corresponding period of fiscal, 1994, an increase of $11,345,000 or 8.7%.

The increase in the three months ended February 28, 1995 of $5,045,000 is related to bed additions, improved reimbursement and increased census in the long term care facilities, totalling
$2,930,000. The remainder resulted principally from acquisitions by Life Support Ambulance.

The increase in the nine months ended February 28, 1995 of $11,345,000 results from revenue generated from increased census, expanded medicare reimbursed services ($8,248,000) and revenue from acquired ambulance companies.

The increase in operating expenses for both the three month period ended February 28, 1995 and the nine months ended February 28, 1995 principally relates to increased costs related to increased revenue and the effects of inflation.

Depreciation and amortization increased $36,000 for the three months ended February 28, 1995 as a result of the completion of new projects in the third quarter of 1995. The decrease of $105,000 for the nine months ended February 28, 1995 is primarily the result of a decrease in amortization of financing costs for debt.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (Continued)



Interest expense increased $67,000 for the three month period, resulting from debt related to the building of new facilities which opened in 1995. The decrease for the nine month period principally results from the early repayment of $2,868,000 of 16% debentures in the third quarter of fiscal, 1994.

The increase in the provision for costs on sale of accounts receivable is a result of increased utilization under the receivable funding agreements resulting in additional program charges.

Income tax decreased 5% as a percentage of pretax income resulting from net operating losses being realized and recorded in fiscal, 1995.

Liquidity and Capital Resources

In November, 1993, the Company entered into a $25,000,000 accounts receivable sale agreement, with recourse. This is a three year agreement with program costs charged at 9.84% of the outstanding balance. The Company accounts for this as a sale of receivables.
On May 19, 1994 the Company entered into an additional agreement to sell certain long-term receivables due from third party payors. The program cost charged is 9.75% of the outstanding balance. The maximum amount of cash available under this agreement is $5,000,000. The agreement expires in November, 1997. The Company has accounted for these transactions as a sale of receivables (See
Note 2 of the Notes to Consolidated Financial Statements.)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION
                                   (Continued)


A substantial part of the Company's revenues consists of reimbursement under the Pennsylvania Medicaid Program, a retrospective cost based program that typically results in the generation of large receivables which are periodically settled. Pennsylvania had planned to switch to a prospective Medicaid reimbursement system effective January, 1994 which did not occur. It is not known whether Pennsylvania will institute a prospective system during fiscal, 1995 and the effects of such system on the cash flow or operations of the Company are not known. The Commonwealth of Pennsylvania increased its rates as of July, 1994 and paid tentative settlements on its fiscal, 1994 cost reports in March, 1995.

In December, 1994 the Company arranged its financing to construct a 120 bed facility in North Cape May, New Jersey. The total cost of the project is anticipated to be $6,137,000 of which $5,636,000 was financed through HUD at 9.5% over 40 years. The remainder will be funded by the Company through working capital.

The Company has received a tentative commitment to finance the construction of a 120 bed facility in Norristown, PA. The cost of construction is anticipated to be approximately $7,000,000.

The Company has received a commitment for a $7,000,000 equipment lease line of credit of which $5,000,000 will be used for a sale leaseback of existing equipment owned by the Company and $2,000,000 for new equipment purchases. The Company anticipates finalizing this transaction by April 30, 1995.

The Company intends to meet its capital commitments and working capital requirements from operations, the existing receivable sale agreements, the collection of receivables due and the leasing facility discussed above.

PART II     OTHER INFORMATION

Item 1      LEGAL PROCEEDINGS

            The Company's subsidiary, Life Support Ambulance, Inc. has recently received a notice of suspension of payment pertaining to Medicare billings submitted by that company to its Medicare intermediary. The suspension was imposed because of evidence received by the intermediary that prior payments may not have been billed correctly. Life Support Ambulance, Inc. believes it has operated, at all times, in substantial compliance with all provisions required by Medicare for reimbursement of its services. In as much as the notice has just been received, it is not possible to determine the length of the suspension or whether any such suspension will be material to the operations or financial condition of the Company.

Item 6      EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  Exhibit 27 - Financial Data Schedule.

            (b)   Reports on Form 8-K

                  The Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated January 26, 1995, with respect to Item 4, reporting a change in the Company's Certifying Accountant.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        GERIATRIC & MEDICAL COMPANIES, INC.



April 14, 1995                By:/s/James J.O'Malley

                               James J. O'Malley
                               Vice President and Chief Financial
Officer