Form 10-K
period 1995-05-31
GERIATRIC & MEDICAL COMPANIES INC
filed 1995-09-11
CIK 41147

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES
    EXCHANGE ACT OF 1934

     For the Fiscal Year Ended May 31, 1995

     OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES
    EXCHANGE ACT OF 1934

    For the Transition period from           to

    Commission File Number 0-3997

                    GERIATRIC & MEDICAL COMPANIES, INC.

   (Exact name of registrant as specified in the charter)

   Delaware                                    23-1713341
(State or other jurisdiction       (IRS Employer Identification
 of incorporation or organization)  Number)

5601 Chestnut Street, Philadelphia, Pennsylvania  19139
(Address of principal executive offices)             (zip code)

Registrant's telephone number, including area code  (215) 476-
2250

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.10 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that
the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes    X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes    X     No

On August 11, 1995 the aggregate market value of the registrant's
Common Stock, $.10 par value (its only
voting stock), held by non-affiliates of the registrant was $26,284,167.

On August 11, 1995, there were 15,244,261 shares of the registrant's Common Stock, $.10 par value, outstanding.


DOCUMENTS INCORPORATED BY REFERENCE

NONE

Part I
Item 1.  Business

GERIATRIC & MEDICAL COMPANIES, INC., a Delaware corporation (hereinafter, together with its subsidiaries, referred to as the "Company"), is a Mid-Atlantic health care company providing support services in pharmacy, rehabilitative therapies, ambulance transportation, contract management, financial, diagnostic services and home care, which includes infusion, respiratory and equipment rental to hospitals, HMO's, physician groups and nursing homes. It also is a major long-term care provider in Pennsylvania and New Jersey.

The Company

The Company was founded in 1968 as Geriatric & Medical Centers, Inc. The Company changed its name to Geriatric & Medical Companies, Inc. in 1993 to more accurately reflect the scope and nature of the business, which had evolved into a diversified health care provider from a company that primarily owned and managed long term care and personal care facilities.

The Company serves as a holding company for seven operating companies. Each operating company is led by a president who reports to a senior officer of the Company. The operating companies maintain their own management systems, employees and sales force, however, the sales and marketing function is integrated through cross training and cross selling. Support functions are centrally administered for the operating companies. These functions include: finance, accounting, treasury management, public relations, government relations, legal affairs, human resource management and insurance services.

The Company's operating strategy is to create service distribution centers that combine long term care and support services as part of each center's product mix. The Company believes that this reconfiguration of products and product mix will strategically position the Company as the managed care market matures and moves to competitive bidding for services on a capitated rate basis. In such a system, providers will be asked to quote on as many services as possible. Accordingly, the Company believes it will have opportunities to bid on a full range of services, including long term care, sub-acute care and support services.

The Company's structure and marketing approach is designed to provide for (1) efficient utilization of top management; (2) economies of scale in purchasing, marketing and resource utilization; (3) stronger corporate image and presence in the market; and (4) a broader base to support recruiting. At the same time, the corporate structure has been designed to permit the individual operating companies to function autonomously within their respective market niche.
Since 1993, the Company has steadily moved to maximize productivity and re-engineer its business consistent with the goal of targeting the managed care market. The Company has undertaken a number of initiatives including (1) the installation of new computer technology to expedite the processing of receivables, improve cash flow and reduce the need for the amount of reserves for receivables; (2) the elimination of duplicate positions and consolidation of management functions;
(3) the cross training of sales teams; (4) the development of an executive sales team; and (5) the implementation of a sales development program.

The Company believes that the concept of providing a one stop, single source continuum of health care services provides a competitive advantage to the Company, particularly in the combination of support services with direct care. Most of the Company's competitors are companies providing single service or "smaller bundles" of services, or they are exclusively in some facet of long-term care. The degree of market share that the Company has varies with each line of business.


The Company competes with a number of national, regional and local companies, non-profit agencies, hospitals, home health agencies, and other similar organizations.

 The degree of success with which the Company competes is dependent on a number of factors. The quality of products and services, reputation, responsiveness, clinical support, and the physical appearance of facilities are significant competitive factors. There is limited competition in price with respect to Medicaid and Medicare patients, since revenues for services to such patients are strictly controlled and based on fixed rates and cost reimbursement principles.

Services Provided


The Operating Companies

Life Support Ambulance

Life Support Ambulance (LSA), provides a full range of ambulance transportation services to hospitals, nursing homes, rehabilitation centers, and other health care facilities throughout Pennsylvania and New Jersey. LSA services include basic life support, advanced life support, critical care transport and paratransit transportation. LSA has in place a state of the art vehicle tracking system enabling it to maximize efficiencies. This satellite driven system allows LSA to provide in excess of 8,000 transports monthly. LSA is one of approximately 45 transportation companies in the country fully accredited by the Commission on Accreditation of Ambulance Services.

United Health Care Services

United Health Care Services (UHCS), provides a full range of respiratory therapy, infusion therapy and enteral therapy (delivery of nutrients through feeding tubes) to adult and pediatric patients primarily in the home care setting and distributes durable medical equipment and home medical supplies. UHCS serves its patients through its branches located in Philadelphia, Reading, Easton, and Pittsburgh, Pennsylvania and Clifton, New Jersey. UHCS is accredited by the Joint Commission On The Accreditation of Health Care Organizations ("JCAHO").

Innovative Pharmacy Services

Innovative Pharmacy Services (IPS) is a full service institutional pharmacy which provides pharmaceutical services and enteral nutrition products to health care institutions through its full service pharmacies located in Philadelphia, Pennsylvania and Blackwood, New Jersey. IPS also operates a retail pharmacy in west Philadelphia, Pennsylvania. IPS currently fills approximately 45,000 prescriptions each month and provides various products and services to approximately 5,900 long term care and residential beds.

Healthcare Hospitality Services

Healthcare Hospitality Services (HCHS), provides contract management services including dietary, housekeeping, laundry, pest control, plant operations and facilities management services to nursing homes, personal care facilities, and retirement communities. HCHS operates with full time, on site management which are supported by a regional team of specialists. HCHS provides such contract services to approximately 6,700 long term care and residential beds.

Diagnostic & Rehab Technologies

Diagnostic and Rehab Technologies provides diagnostic and rehabilitative management services including portable x-ray, Holter monitoring, ultra sound, echocardiograms, and physical, speech and occupational therapy, primarily to skilled nursing facilities. The Diagnostics division provides portable x-ray, Holter monitoring, ultra sound and echocardiograms to approximately 6,000 long term care beds. The Rehab Tech Division provides comprehensive rehabilitation programs to approximately 4,000 long term care beds which include physical and occupational therapists, speech pathologists and administrative personnel.
The division also manages five subacute medical specialty units, known as Rehab Tech Units. These units provide rehabilitation, non-acute cardiac care, wound care, infusion therapy, neurological, oncology, pulmonary and post surgical care at units located within long term care facilities.

Healthcare Financial Services and Information Systems

Healthcare Financial Services and Information Services (HCIS) provides integrated business solutions to the long term care industry. HCIS blends financial and clinical software systems, financial processing services, software and industry training/consulting services, and insurance services (i.e.: risk management, claims management, employee benefits, worker's compensation) to meet the operational and management reporting needs of its clients. HCIS currently serves 4,800 long term care and residential beds.

Geriatric and Medical Services

Geriatric and Medical Services (GMS), provides sub-acute, rehab, long term skilled care, residential and independent living services to approximately 4,000 beds at 28 locations in Pennsylvania and New Jersey. GMS operates 18 long term care, 8 residential and 2 independent living facilities. Services provided include the prescribed type of nursing care, room and board, special diets as needed, occupational, physical and recreational therapy and other services as specified by the patient's physician.

The Company is focused on the development of its sub-acute and specialized care wings. GMS now operates 18 Medicare certified distinct part units with approximately 350 beds. This includes 5 "Rehab Tech Units" which provide lower cost alternatives as compared to acute care settings for rehabilitative and sub-acute services.

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




LONG TERM CARE FACILITIES  (1)      NUMBER OF     LICENSED BEDS
                                    FACILITIES    OR UNITS AS OF
                                    OPERATED      MAY 31, 1995

NEW JERSEY                              9            1,746
PENNSYLVANIA                            9            1,542
      TOTAL                            18            3,288

RESIDENTIAL FACILITIES (1)
NEW JERSEY                              5              175
PENNSYLVANIA                            3              230
      TOTAL                             8              405

INDEPENDENT LIVING FACILITIES (2)
PENNSYLVANIA                            2              296

     GRAND TOTAL                       28            3,989

(1) All facilities are owned by the Company except a long term care facility of 280 beds and a residential facility of 55 beds which are owned by a company controlled by the Chairman of the Board, President and Chief Executive
Officer of the Company. The Company provides various services to these facilities.

(2) Facilities managed by the Company

The Company has been approved to add 10 beds each to 4 facilities in Pennsylvania.

The Company is currently developing a 60 bed nursing facility and 60 bed residential health care facility in Cape May, New Jersey (North Cape Convalescent Center) and a 120 bed facility in Norristown, Pennsylvania (West Logan Nursing and Rehabilitation Center) both of which are anticipated to be completed in fiscal, 1996.

The Company's Market

The Company has defined its target market as the Mid-Atlantic Region. The Company's present business is principally concentrated in Pennsylvania and New Jersey which contains approximately 20 million people and have an estimated per capita health care spending of $3,500 which equates to a $70 billion market for health care services. Currently, this market is spread over a number of service providers which control varying amounts of the market. The largest segments include: hospitals (44%); physician services (23%) and nursing homes (10%). The balance is spread among a number of other providers.

The nation's population is changing. People are living longer than ever before, with the fastest growing segment of the population being those aged 85 and over. This segment of the U.S. population is expected to continue to significantly increase. In the Pennsylvania/New Jersey region, the 85 and over population is expected to increase approximately 16.5% from 1990 through the year 2000. This segment of the population represents the primary consumers of long term care services, related support services, rehabilitative services and skilled nursing care.

The Company has determined that consumers are demanding increasingly higher levels of clinical quality and assurances that they are receiving the best possible medical treatment, while these same individuals, their employers, insurers and governments are demanding that the market provide health care in the most cost efficient manner. Managed care has evolved as a result of these competitive pressures.

The Company's experience has been that treatment has shifted in managed care. The hospital or acute care setting is no longer the focus of service delivery. What has evolved are cost effective, clinically appropriate alternatives known as the acute care step down alternatives, including, home care, sub-acute care and skilled nursing. More and more, providers and physicians are turning to these service alternatives because they meet the demands of the market.

The Company is actively pursuing HMO relationships.  The
Company's operating companies presently have contracts or referral arrangements with approximately 50% of the HMOs within its service areas in the Pennsylvania/New Jersey region.

Marketing Strategy

The Company's marketing strategy is to capture a greater share of current markets and to selectively expand into new markets, particularly areas with high concentrations of the elderly. The Company uses three approaches to further penetrate existing markets: (1) traditional referral sources, (2) managed care contracts, and (3) executive sales.

Since its inception, the Company has anticipated the developments in the health care industry and used the core technology and critical mass of business in its nursing homes to develop a network of support service companies. The companies were grown through the expansion of Company-owned beds, non-Company business and acquisitions. Today these support service companies represent approximately 30% of overall Company revenue. Nursing homes represent the largest market for the support services, followed by hospitals, home health care and other smaller segments.

Nursing care facility marketing is focused at the local level and is conducted primarily by the facility administrator and its admissions director who call on referral sources such as doctors, hospitals, hospital discharge planners, churches and various community organizations. Beside actively soliciting admissions from these sources, the Company's marketing strategy is to maintain a public awareness of each care facility and its capabilities.

Traditional referral sources include hospital discharge planners, nursing or social service directors, nursing home administrators, and social workers. These sources normally do not insure the people they refer, and they are more concerned with service and clinical quality. In this approach, the Company highlights its clinical accreditation, expertise, experience, and service capabilities. The Company takes advantage of its regional concentrations in its marketing efforts, where appropriate, through consolidated marketing programs which benefit more than one facility.

HMO's have a dual perspective as insurers: quality and cost. Because of the rapid growth of HMO's, market access for providers like the Company is increasingly dependent on being an approved provider of the HMO. In this approach, the Company promotes the benefits of "one stop shopping" and a "continuum of care" that offers high clinical quality at competitive rates.

Executives from traditional referral organizations and HMOs are concerned with both quality and cost. They are also interested in the Company's distribution center network and the Company's ability to create multi-dimensional relationships whether through the provision of several support services or a product mix of long term care and support services. The flexibility of being a regional company and the Company's ability to tailor relationships to suit the needs of emerging markets is a key factor here.

Third Party Payor Programs

The levels of revenues and profitability of the Company, like those of other health care companies, are affected by the continuing efforts of third party payors to contain or reduce the costs of health care by lowering reimbursement rates, increasing case management review of services and negotiating contract pricing. The implementation of managed care programs either mandated by government action or adopted by the industry is expected to continue to bring additional pressures on pricing. The Company believes that such programs also favor providers who can efficiently deliver a continuum of products and services to a large defined population on a capitated basis. Home health, long term care facilities and other sub-acute care facilities, which are generally less costly to third party payors than hospital-based care, have benefitted from those cost containment objectives. However, as expenditures in these segments continue to grow, initiatives aimed at reducing the costs of health care delivery at non-hospital sites are increasing. Such initiatives have been implemented in the past and have negatively impacted operating results. A significant change in coverage or a reduction in payment rates by third party payors could have a material adverse effect upon the Company's business and financial condition.

The Company derives substantially all its revenues from third party payors, including Medicare, Medicaid and private insurers. The collection of accounts receivable from third party payors is critical to the Company's success and therefore is a high priority for all levels of management. Funds received under Medicare and Medicaid by all companies in the health care industry are subject to audit with respect to the proper application of various regulations and payment formulas. Such audits can result in retroactive adjustments resulting in amounts due to or from the governmental agency. While the Company believes that the charges it has submitted are appropriate, no assurance can be given that such adjustments will not be made, and if made, that they will not be material. Life Support Ambulance, Inc. ("LSA"), a subsidiary of the Company, received a notice of suspension of payments relating to Medicare billings submitted by LSA to its Medicare intermediary effective April 6, 1995. The suspension was imposed because the intermediary had received evidence that prior payments made to LSA may not have been billed correctly. The intermediary has not yet quantified the nature of the alleged deficiency in billing procedures nor the amount for which LSA may have improperly billed Medicare. In connection therewith, the Office of Inspector General has subpoenaed certain records of LSA. LSA believes that it has operated, at all times, in substantial compliance with all regulations required by Medicare relating to reimbursement of services. On August 11, 1995, LSA reached an agreement with its Medicare intermediary whereby Medicare will retain until resolution of the issues amounts it is holding, approximately $3,100,000 and 25% of future billings processed. In connection with the agreement, Geriatric & Medical Companies, Inc. has agreed to guarantee the payment by LSA of up to $5,000,000 of any finally determined overpayments. It is not possible at the present time to determine the length of the suspension or whether such suspension will have a material adverse effect on the operations or the financial condition of the Company.

The Clinton Administration made healthcare reform one of its top priorities. The White House Task Force on Health Care Reform studied the issue of health care reform and presented its report and recommendations to the Administration. The Administration proposed health care reform legislation to Congress. Various other legislative and industry groups continue to study numerous health care issues, including access, delivery, and financing of long-term health care. These and other groups' recommendations will likely impact the form and content of future health care reform legislation. As a result, the Company is unable to predict the type of legislation or regulations that may be adopted affecting the future of the health care industry and their impact on the Company. There can be no assurance that any health care reform will not adversely affect the Company's financial position or results of operations.

In April, 1995 the state of New Jersey reduced its Medicaid reimbursement rates. Similar pressures exist in Pennsylvania. The Company is unable to predict the impact of such initiatives since the Company is exploring opportunities to shift business to other payors, thereby decreasing reliance on Medicaid programs. The Company is unable to determine whether or when new reimbursement rates will be adopted, or if adopted, the effect on the financial results of the Company.

Bills and proposed regulations have been pending in Pennsylvania to substantially change Pennsylvania's Medicaid System. The new System, expected to have been implemented no later than July 1, 1994, was not adopted. The Company is not able to determine, at this time, whether or when a new system will be adopted, or, if adopted, the effect on the financial results of the Company.

The Medicare program consists of two separate insurance programs:
"Hospital Insurance," Part A, provides certain benefits covering inpatient hospital, nursing facility, home health and hospice services; and "Supplementary Medical Insurance," Part B of the Social Security Act, provides benefits in the areas of outpatient hospital visits, physician services, respiratory therapy, infusion therapy, home medical equipment and prosthetic devices. The Company's 7 operating companies are authorized suppliers eligible to receive direct reimbursement under Medicare Part B. Health care providers must meet "conditions of participation" to receive Medicare payments. The conditions of participation are Federal requirements intended to insure the quality of the medical services provided. Part A providers such as hospitals and skilled nursing facilities are required to sign a provider agreement to participate in Medicare.

Under Part B, there is an annual deductible of $100 that the beneficiary must pay before Medicare will make any payments. After the Part B deductible is satisfied, Medicare will ordinarily pay 80% of the Medicare-approved payment amount, and the beneficiary or its secondary insurance will be responsible for paying the remaining 20%.


All of the Company's long-term care facilities are currently certified and where appropriate all of the Company's other business units are qualified to receive payments under the Medicare and Medicaid programs. Both initial and continuing certification or qualification to participate in such programs is dependent upon many factors including, among others, accommodations, equipment, services, patient care, safety, personnel, physical environment, and adequate policies, procedures and controls.

The Company's services and products are principally provided to and revenues derived from, billings to private pay, private insurance, Medicare and Medicaid recipients. Revenue derived from these sources for the year ended May 31, 1995 were 28.5% private pay and private insurance, 18.4% Medicare, 53.1% Medicaid.

The Company is dependent upon the continuation of the present reimbursement system, or something similar thereto, pursuant to which third-party payors (principally Medicaid and Medicare) pay for the services and products provided by the Company.

Because of the significance of Medicaid Reimbursement on the Company's operations, significant increases in costs have an adverse impact on the Company's operating results. This occurs because the Medicaid reimbursement rates set by each state, which are applicable throughout the ensuing year, are established periodically and are based on historical data. Additionally, the Company tends to build up Medicaid receivables due to differences between interim payments and final cost report audits and settlements. Although Pennsylvania Medicaid regulations require audits within one year of the filing of cost reports and the audit of the Medicare home office cost report, it is the Company's experience that such audits and settlements thereof may take up to four years after the costs involved are incurred.

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

Government Regulation

The Federal government and each state in which the Company currently operates regulate various aspects of its business. The Company's operations are subject to the Federal laws covering the repackaging and dispensing of drugs and are also subject to Federal laws covering the dispensing of oxygen environmental regulations and interstate motor-carrier transportation, as well as state laws governing pharmacies, nursing services and certain types of home health care activities.

Operation and development of long term care facilities are subject to various federal, state and local statutes and regulations. The states in which the Company operates have statutes which require that prior to the addition or construction of new beds, the addition of new services or certain capital expenditures in excess of defined levels, the Company must obtain a certificate of need ("CON") which certifies that the state has made a determination that a need exists for such new or additional beds, new services or capital expenditures. These state determinations of need or CON programs are designed to comply with certain minimum Federal standards and to enable states to participate in certain federal and state health related programs. The Company believes that the elimination or relaxation of CON requirements may result in increased competition but may also result in increased expansion possibilities.

Since August 1982, Pennsylvania has refused to reimburse long term care providers for depreciation and interest on facilities built after that date even though the Commonwealth issued a CON for the facility. The Company has received legal counsel opinion that Pennsylvania's position violates various provisions of Federal law. The Company is negotiating to receive reimbursement for the beds for periods not previously settled and if it is not successful, the Company is prepared to litigate the issue. Even if the Company is successful, there is no assurance that the amount of reimbursement will be sufficient to cover all costs incurred.

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

New survey, certification and enforcement regulations adopted by the Health Care Financing Administration apply to all surveys of the Company's nursing facilities effective July 1, 1995. Under these new regulations, state surveyors utilize a scope and severity rating to determine whether a nursing facility is in substantial compliance with applicable state and federal regulations. Using a scope and severity score for each cited deficiency noted during a survey, surveyors will determine whether there is substandard quality of care and whether an extended survey process is warranted. The scope and severity score will also be used to impose remedies, which may include termination of the provider agreement, denial of payment for new admissions, imposition of temporary management, and civil monetary penalties of up to $10,000 per day. Under the new regulations, facilities may appeal a certification of noncompliance but not the choice of remedy.

The Company endeavors to maintain and operate its facilities in substantial compliance with all such standards and conditions. However, in the ordinary course of business the facilities receive notices of deficiencies for failure to comply with various regulatory requirements. Generally, the facility and the reviewing agency will agree upon the measures to be taken to bring the facility into compliance with the regulatory requirements. In some cases or upon repeat violations, the reviewing agency may take adverse actions against a facility, including the imposition of fines, temporary suspension of admission of new patients to the facility ("bed holds"), suspension or decertification from participation in the Medicare or Medicaid programs, and, in extreme circumstances, revocation of a facility's license. These adverse actions may adversely affect the ability of a facility to operate or to provide certain services and its adversely effect eligibility to participate in the Medicare or Medicaid programs. Certain of the Company's facilities have in the past received notices from governmental agencies to the effect that if certain alleged deficiencies are not rectified, such facilities would be decertified from participation in Medicare and Medicaid programs. In all such cases, the alleged deficiencies were rectified before any such facilities were decertified. Enforcement of these regulations is becoming more stringent. As a result the Company has in recent years experienced bed holds in certain facilities and other administrative activities, however, the Company has not had any of its operating licenses revoked.

In addition, all healthcare facilities are subject to various local building codes and other ordinances. It is not possible to predict the content or impact of future legislation and regulations affecting the healthcare industry.

As a provider of services under the Medicare and Medicaid programs, the Company is subject to the Medicare and Medicaid fraud and abuse laws. These laws prohibit any bribe, kickback or rebate in return for the referral of Medicare or Medicaid patients. Violations of these provisions may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. In July 1991, the Office of the Inspector General of the United States Department of Health and Human Services promulgated regulations setting forth certain safe harbors under the fraud and abuse laws (the "Safe Harbors"). These laws and regulations were updated under OBRA'93 and pursuant to clarifying regulations adopted in July, 1994. In addition, certain states in which the Company operates have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers, if such arrangements are designed to induce or encourage the referral of patients to a particular provider. Possible sanctions for violation of these state-created restrictions include loss of licensure, civil and criminal penalties and exclusion from participating in the Medicare and Medicaid programs.

Such laws and regulations vary from state to state, often are vague and seldom have been interpreted by the courts or regulatory agencies. Some states enacted laws which, with some exceptions, have the effect of prohibiting a physician from referring to an ancillary service in which the physician has either an ownership interest or a contractual arrangement. As a result of the various statutes and interpretations, the Company has reviewed its joint venture and management arrangements and has terminated these arrangements as deemed appropriate. The Company believes that its operations including joint venture and management arrangements with other health care providers substantially comply with applicable laws and regulations; however, there can be no assurance that judicial or administrative interpretation of existing laws, including the fraud and abuse laws, or legislative enactment of new laws will not have a material adverse effect on the Company's business.
The Company's subsidiary, United Health Care Services, Inc. ("United") had been involved in certain joint ventures, most of which were in place when the Company purchased United, which were subsequently terminated. In connection with a recent review of such arrangements in the industry, the Company was requested by the Office of the United States Attorney for the Eastern District of Pennsylvania and the Commonwealth of Pennsylvania, Department of Welfare to provide certain information concerning such joint venture arrangements. As a result of such inquiry, the Company has reached a settlement with the Office of the United States Attorney for the Eastern District of Pennsylvania and is discussing a settlement with the Commonwealth of Pennsylvania Department of Public Welfare regarding such joint ventures. The Company believes that such settlement will not have a material adverse effect on the Company's business and financial condition. (See Item 3 "Legal Proceedings".)

Each year Congress enacts an Omnibus Reconciliation Act ("OBRA") which generally effects the operations of the Company. OBRA 1987 created six categories for durable medical equipment reimbursement under the Medicare Part B program. OBRA 1987 also defined whether products would be paid for on a rental or sale basis and established fixed payment rates for oxygen service as well as a 15-month rental ceiling on certain medical equipment. OBRA 1990 made new changes to Medicare Part B reimbursement that were implemented in 1991. The substantive changes included a national standardization of Medicare rates for certain equipment categories and reductions in amounts paid for certain durable medical equipment.

The failure to obtain, renew or maintain any of the required regulatory approvals or licenses could adversely affect expansion of the business conducted by the Company and could prevent the delivery of one or more products and services.

Quality Assurance

The Company maintains quality assurance programs in all of its operating entities. The Quality Review Committee of the Board of Directors reviews and oversees these programs and reports to the Board with respect to these programs, as appropriate.

Competition

While the Company is unable to determine whether health care reform will be dominated by third party payors or integrated delivery systems, the Company believes that its strategy of positioning itself as a provider of a continuum of care along the lines of long term care and support services will allow the Company to compete effectively in a changing marketplace. A dramatic growth in the health care market in recent years has attracted a large number of providers, some of which are national in scope and a greater number of which, like the Company, operate only in limited geographic areas. Accordingly, the market for health care service is highly competitive. Competition is encountered from a variety of health care organizations including major national chains which are larger than the Company. Some existing competitors in the home health care business also manufacture their own products and equipment. Other competitors include health care organizations, hospital and health maintenance organizations. Some of the significant competitive factors include reputation, quality and diversity of services offered, family and physician preferences, referral networks and price. The Company believes that the changing health care market will afford the Company opportunities because the Company can provide an array of services to health care providers which results in increased operating and administrative efficiencies. The Company's ability to successfully compete in the delivery of health care services is dependent, among other things, on its ability to adjust to a changing regulatory environment, obtain payment from third-party payors, control costs, deliver a consistently high quality of care, adapt to the changing needs of the population it serves and position itself to provide a continuum of cost efficient products and services to the managed care industry.

The long-term care, residential and independent living facilities operated by the Company compete with all types of health care facilities, nursing and convalescent centers, retirement facilities and communities, and similar institutions. There are a large number of skilled nursing facilities and other facilities in each of the geographic areas served by the Company's facilities. The degree of success with which the Company's care facilities compete varies from location to location and is dependent on a number of factors. The Company believes that the quality of care provided, reputation and physical appearance of facilities, and in the case of private patients, charges for services, are significant competitive factors. There is limited, if any, competition in price with respect to Medicaid and Medicare patients, since revenues for services to such patients are strictly controlled and based on fixed rates and cost reimbursement principles. Provision of quality care by the Company is dependent in part on its ability to adequately staff its facilities.

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

Employees

As of May 31, 1995, the Company employed approximately 5,300 full and part time employees. Approximately 2,500 of the employees, primarily the service worker employees of GMS, are represented by labor unions. The Company believes that its employee relations are generally satisfactory. However, it cannot predict the effect of organizational activities on its future operations. In the present labor market, the prospect of demands for higher wages or strikes is a possibility.

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

Item 3. Legal Proceedings

The Company was named a defendant, together with GMS Management, Inc., and various current and former officers of the Company, in a class action suit which was filed in September, 1992, in the United States District Court for the Eastern District of Pennsylvania in Philadelphia. The plaintiff class alleged that, among other things, various reports and press releases issued by the Company misrepresented or omitted adverse material facts concerning various matters relating to the Company and its affairs. The plaintiff class did not seek a specified sum other than "to pay to plaintiff and to all members of the class damages in an amount to be proven at trial, with interest thereon." The jury returned a verdict on Friday, June 9, 1995, resulting in no liability on five of the six alleged misrepresentations or omissions set forth in the plaintiff's complaint. The jury found in favor of the plaintiff class with respect to the remaining alleged omission relating to the criminal investigation conducted by the Pennsylvania Attorney General. Based on the findings of the jury, the court entered judgement of $.20 per share in damages for each share of the Company's common stock purchased by a class member during the period March 1, 1992 to September 2, 1992. The Company believes that damages in the aggregate, calculated pursuant to the judgement, will not exceed $350,000, exclusive of costs, pre and post judgement interest and other charges which may apply.

As a result of the jury's findings, the primary insurer of the individual defendants, which had entered into a funding agreement under which the insurer had promised to pay 60% of the legal fees and other expenses associated with the defense of this suit, after the retention amount of $250,000 had been paid, sent a letter stating that it was terminating the funding agreement. Accordingly, the insurer has declined to participate in the payment of any part of the judgment or additional costs and fees and expenses to be incurred in this matter and could seek a repayment of advances already made. The Company intends to pursue its right under its insurance policies and to enforce the Funding Agreement previously entered into with the insurance company. All parties have filed post trial motions in connection with this judgement.

Life Support Ambulance, Inc. ("LSA"), a subsidiary of the company, received a notice of suspension of payments relating to Medicare billings submitted by LSA to its Medicare intermediary effective April 6, 1995. The suspension was imposed because the intermediary had received evidence that prior payments made to LSA may not have been billed correctly. The intermediary has not yet quantified the nature of the alleged deficiency in billing procedures nor the amount for which LSA may have improperly billed Medicare. In connection therewith, the Office of the Inspector General has subpoenaed certain records of LSA. LSA believes that it has operated, at all times, in substantial compliance with all provisions required by Medicare relating to reimbursement for services. On August 11, 1995 LSA reached an agreement with its Medicare intermediary whereby Medicare will retain until resolution of the issues all amounts it is currently holding, approximately $3,100,000 and 25% of future billings processed. In connection with this agreement Geriatric & Medical Companies, Inc. has agreed to guarantee the payment by LSA of up to $5,000,000 of any finally determined overpayments. It is not possible to determine at the present time the length of the suspension or whether such suspension will have a material adverse effect on the operations or the financial condition of the Company.

In May, 1995, the U.S. Attorney for the Eastern District of Pennsylvania delivered a draft complaint to the Company which alleges that Healthcare Hospitality Services, Inc. ("HCHS"), a subsidiary of the Company, failed to recommend adequate nutritional requirements to three residents of a nursing home facility (the "Facility") previously managed by another subsidiary of the Company. The draft complaint contains a further allegation that HCHS billed Medicare and state Medical assistance programs for reimbursement for nutritional services which were not provided to such residents. The U.S Attorney has invited the Company to discuss a possible resolution of this matter before the filing of such complaint in federal district court. The Company has had preliminary discussions with the U.S. Attorney and believes that this matter may be settled prior to the filing of such complaint by the payment of an as of yet unspecified amount, with no admission of wrongdoing. Although the outcome of this matter can not be predicted, the Company denies any wrongdoing and is prepared to vigorously defend this action should the complaint be filed. The Management Agreement with the Facility provides that the Facility indemnify and hold the Company harmless with respect to claims such as that alleged by the U.S. Attorney. However, it is unclear whether the facility has or would have the funds necessary to provide such indemnification.

On or about June 6, 1995, an officer of HCHS was served with a subpoena issued by the Attorney General of the Commonwealth of Pennsylvania, relating to the nutritional care provided to residents of the Facility. In addition, the Attorney General has subpoenaed certain records of the Company. It is the belief of counsel for the Company that such subpoenas result from the same facts surrounding the operations of this Facility as are alleged in the draft complaint delivered to the Company by the U.S. Attorney, as discussed above. At the present time, it is unclear as to what action, if any, the State Attorney General intends to take with respect to the Company's management of and other involvement with this facility.

The Company's subsidiary UHCS reached an agreement with the United States Attorney for the Eastern District of Pennsylvania regarding its joint ventures and management arrangements whereby the Company paid $320,000 in fiscal 1995 and will pay $340,000 in Fiscal, 1996 and $440,000 in Fiscal, 1997. The Company has had negotiations and anticipates settling similar issues with the Commonwealth of Pennsylvania. However, the Company cannot predict the ultimate outcome of such negotiations.

The Company is involved in routine government inquiries, audit surveys and administrative proceedings concerning its activities and operations. The Company is also involved in various claims and legal actions arising in the ordinary course of business. The Company believes that the outcome of all of these routine matters will not have a material adverse effect on the Company's operations, financial position and cash flows.

Item 4.Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters

The Company`s Common Stock is traded in the over-the-counter market and listed on the Automated Quotations System of the National Association of Securities Dealers, Inc. (NASDAQ symbol:
GEMC). The following table sets forth, for the fiscal periods indicated, the high and low sale prices of the Company's Common Stock as reported by the National Quotation Bureau, Inc., together with information concerning cash dividends paid per share during those periods. The following quotations represent prices between dealers and do not include retail markup, markdown, or commissions. They do not necessarily represent actual transactions. The high and low sale prices for each quarterly period for the two most recent fiscal years are:


Fiscal 1996               High       Low       Dividends Per Share
First Quarter (Thru
August 11, 1995)         2 7/8        2             -

Fiscal 1995
Fourth Quarter           2 13/16      1 13/16       -
Third Quarter            3 1/8        2 3/8         -
Second Quarter           3            1 5/8         -
Fourth Quarter           3 1/16       2             -

Fiscal 1994              3 5/8        2 1/4         -
Fourth Quarter           3 3/8        1 15/16       -
Third Quarter            2 5/8        1 1/4         -
Second Quarter           2            1 3/8         -

On August 11, 1995, the last sale price for the Company's Common Stock was 2 9/16. As of May 31, 1995, the Company had 1,330 stockholders of record of its Common Stock.

The Company did not declare or pay cash dividends in fiscal year 1995 and future dividends will depend, among other things, upon the earnings of the Company, its working capital needs, capital requirements, debt service requirements, its general financial condition and other factors.
Pursuant to a guaranty in connection with the issuance of certain 1992 tax-exempt bonds, the Company has agreed not to pay any dividends or make any distribution which could have the effect of reducing the Company's consolidated tangible net worth and subordinated indebtedness, if the Company's consolidated tangible net worth and subordinated indebtedness is at such time or would be reduced to less than $9,000,000. No assurance can be given that the Company will declare or pay dividends in the future.
However, the Company has, in the past, declared and paid stock dividends in the form of stock splits.

Item 6. Selected Financial Data

GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED SELECTED FINANCIAL DATA
[S]                [C]         [C]            [C]           [C]         [C]
                               Years Ended May 31,
                       1991       1992        1993           1994        1995
Operating Revenues,
Net           $144,633,000 $ 164,551,000 $164,364,000 $177,957,000 $192,234,000
Income before
Interest and
Taxes (a)  $   14,205,000 $  10,986,000 $ 14,623,000 $  9,152,000 $ 16,143,000
Interest Expense,
net      $ ( 10,096,000)$ ( 9,463,000) $(11,377,000) $(10,889,000)$(11,078,000)
Pre-Tax Income
(Loss)   $    4,109,000 $   1,523,000 $  3,246,000   $( 1,737,000)$  5,065,000
Income Tax
Provision (Benefit)
          $   2,014,000 $     380,000 $    812,000 $(   299,000)  $  1,012,000

Extraordinary Items:
Utilization of Net
Operating Loss
Carryforwards
        $1,400,000    $      66,000 $         -  $           -   $          -

Extinguishment of
Debt - net of
 tax benefit
         $    -     $ (   650,000)  $         - $         -     $           -

Net Income (Loss)
         $    3,495,000 $     559,000  $ 2,434,000 $ (1,438,000)   $ 4,053,000
Per Common Share:
Net Income (Loss) before
Extraordinary Item(s)  $      .14  $         .08 $        .16 $  ( .09)  $ .27
  Extraordinary Item(s)$      .09  $       (.04) $          - $   -      $  -

  Net Income     $   .23  $      .04 $        .16 $    ( .09)     $       .27
Cash Dividends Declared
Per Common Share                -         -       -        -             -


                                                Years Ended May 31,
                     1991       1992         1993         1994         1995
Total Assets    $144,504,000 $163,479,000 $169,619,000 $162,724,000 $178,244,000
Long-Term Debt and
  Subordinated
Debentures (b) $ 75,991,000 $115,834,000 $122,582,000 $119,343,000 $121,660,000
Shareholders' Equity
            $   8,618,00 $  9,382,000 $ 11,951,000 $ 10,545,000 $ 14,648,000
Patient Days (c) 1,061,035    1,039,403    1,039,204      983,671      992,146
Average Occupancy Based
on Beds in Service (c)   94%     95%        94%           93%            92%
Revenues From Government
Programs (c)               71%        78%        83%            86%      86%
Number of Company
Employees         4,105       4,018         3,887         4,150        5,300
Number of Beds - Operated
                  5,486       5,530         4,942         3,904        3,989


(a)Includes recognition of deferred and current gains on facilities sold:

1991    $ 4,452,000
1992    $ 3,175,000
1993    $ 6,365,000
1994    $ 1,576,000
1995    $    -

(b) Excludes current portion of long-term debt and subordinated debentures.
(c) Pertains to owned long-term care facilities only.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Geriatric & Medical Companies, Inc. is a Mid-Atlantic health care company providing support services in pharmacy, rehabilitative therapies, ambulance transportation, contract management, financial, diagnostic services and home care, which includes infusion, respiratory and equipment rental to hospitals, HMO's, physician groups and nursing homes. It also is a major long-term care provider in Pennsylvania and New Jersey.

Liquidity and Capital Resources

 In November 1993, the Company entered into a $25 million accounts receivable sale agreement, with recourse. This is a three year agreement with program costs charged at 9.84% of the outstanding receivables sold. In May 1994, the Company entered into an additional agreement to sell certain receivables due from third party payors. The program cost charged is 9.75% of
outstanding amounts sold.    The maximum amount to be sold under
this agreement will be $5,000,000.   The amount outstanding at
May 31, 1995 under these agreements was $20,924,000. These agreements expire in November, 1997. The Company has accounted for these transactions as a sale of receivables (See Note 4 to the Notes to Consolidated Financial Statements.)

A substantial part of the Company's revenues consists of reimbursements under the Pennsylvania Medicaid Program, a retrospective cost based program that typically results in the generation of large receivables which are periodically settled. Pennsylvania had previously announced plans to switch to a prospective Medicaid reimbursement system effective January, 1994 which did not occur. It is not known whether Pennsylvania will institute a prospective system during fiscal 1996 and the effects of the final plan on the cash flow or operations of the Company are not known. The Company anticipates the State of Pennsylvania increasing its rates as of July, 1995 and also anticipates Pennsylvania will pay tentative settlements on its fiscal 1995 cost reports during fiscal 1996.

The Company's subsidiary, Life Support Ambulance, Inc. (LSA), on April 6, 1995 received a notice of suspension of payment pertaining to Medicare billings submitted to its Medicare intermediary. The Company believes the suspension was imposed because of evidence received by the intermediary that prior payments may not have been billed correctly. LSA believes it has operated, at all times, in substantial compliance with all provisions required by Medicare for reimbursement of its services. The purchaser under the $25 million accounts receivable sale agreement discussed above informed the Company on June 20, 1995 that it suspended purchasing LSA receivables. The purchase of the receivables was resumed in July 1995, retroactive to June 20, 1995, after the Company provided certain information to the purchaser. On August 11, 1995 LSA reached an agreement with its Medicare intermediary whereby Medicare will retain until resolution of the issues all amounts it is currently holding, approximately $3,100,000 and 25% of future billings processed. In connection with the agreement, Geriatric & Medical Companies, Inc. has agreed to guarantee the payment by LSA of up to $5,000,000 of any finally determined overpayments. It is not possible to determine at the present time the length of suspension, or whether such suspension will have a material adverse effect on the operations or financial condition of the Company.



In December, 1994 the Company arranged financing under section 232 of the National Housing Act, of a 60 bed nursing home and 60 bed residential health care facility in Cape May, New Jersey.
The total construction costs are expected to be $6,137,000 of which $5,636,000 will be financed under the construction loan. In connection with the financing the Company was required to submit a letter of credit totalling $500,000. (See Note 2 to Consolidated Financial Statements).

On May 31, 1995 the Company completed an agreement to finance a 120 bed long term care facility in Norristown, PA (West Logan Nursing & Rehabilitation Center) with Meditrust Mortgage Investments, Inc. (Meditrust) for $6,939,000 at a rate of prime plus 2 percent during construction and a rate based on Treasury Bonds at the time of the permanent mortgage but not less than 10.75%. The total cost of the project is expected to be $7,535,000. The amount not financed has been funded by the Company.

In connection with the financing, Meditrust agreed to release $2,500,000 of cash previously held as a pledge deposit, classified as restricted cash on the accompanying balance sheets, under its mortgage loan completed in April, 1992. Under the amendment the Company must maintain certain quarterly covenants or replace the amount released within 60 days of non-compliance. The Company is in compliance with these agreements as of May 31, 1995.

The Company reached a settlement in Fiscal 1994, with the Office of the United States Attorney for the Eastern District of Pennsylvania regarding the joint venture and management arrangements of its subsidiary United Health Care Services, Inc.
whereby the Company is required to pay $340,000 in Fiscal, 1996 and $440,000 in Fiscal, 1997.

As more fully discussed in Note 14, the Company is a party to various legal and other matters asserted against the Company. The ultimate liability resulting from the foregoing matters cannot presently be determined. Accordingly, no provision for any liability that may result has been made to the accompanying consolidated financial statements.

The Company intends to meet its capital commitments and working capital requirements in fiscal 1995 from operations, existing financing arrangements including the $25 million and $5 million receivable funding facilities, or the sale or refinancing of other assets.

Comparison of Consolidated Results of Operations for Fiscal 1995 and Fiscal 1994

The following table derived from the Company's consolidated statements of operations sets forth for the items listed the respective changes when compared between the periods:

                             1995     1994       Increase      %
                                                (Decrease)   Change
Operating revenues, net    $192,234  $177,957     $14,277     8.0 %
Other revenues                -         1,576      (1,576) (100.0)%
                            192,234   179,533      12,701     7.1 %
Operating expenses          163,769   157,612       6,157     3.9 %
Depreciation and
amortization                  8,734     9,238        (504)   (5.5)%
Interest expense, net        11,078    10,889         189     1.7 %
Provision for costs on
 sale of accounts receivable
                              3,588     3,531          57     1.6 %
                            187,169   181,270       5,901     3.3 %

Income (loss) before taxes    5,065    (1,737)      6,802      NM
Tax provision (benefit)       1,012      (299)      1,311      NM
Net income (loss)           $  4,053 $ (1,438)   $  5,491      NM

NM=not measurable

Net income was $4,053,000 for the twelve months ended May 31, 1995 compared to a net loss of $1,438,000 in 1994. Income before income taxes was $5,065,000 in 1995 compared to a net loss of $1,737,000 in 1994 which includes $1,576,000 related to a gain on facilities sold and recognition of deferred income.

Operating revenues are $14,277,000 higher in 1995 when compared to 1994. Of this increase, $8,842,000 relates to the Company's long term care operations which resulted from growth in its medicare census ($5,920,000), addition of new beds in 1995 ($1,480,000), improved rates from government and private payors ($1,719,000) offset principally by a decrease in management fees from external facilities ($277,000). The remaining increases are related to higher volume in the ambulance and hospitality businesses.

Operating expenses increased $6,157,000 in 1995 compared to 1994. This relates to increased costs associated with the acquisition of three ambulance companies, higher volume including new beds, new customers, salary and other inflationary factors offset by a reduction in the provision for uncollectible accounts of approximately $700,000, the elimination of nonrecurring charges in workers compensation in 1994 of approximately $700,000 and continued operating efficiencies and cost reductions.

Depreciation and amortization decreased $504,000 in 1995 principally as a result of the completion in fiscal 1994 of the amortization of certain deferred financing costs.

Interest expense, net, for the year ended May 31, 1995 increased approximately $189,000 over 1994. This increase is principally attributable to the debt related to new beds opened in 1994 and 1995.

Comparison of Consolidated Results of Operations for Fiscal 1994 and Fiscal
1993

The following table derived from the Company's consolidated statements of operations sets forth for the items listed the respective charges when compared between the periods:

                               1994        1993        Increase        %
                                                       (Decrease)    Change
Operating revenues, net    $177,957     $164,364       $13,593       8.3 %
Other revenues                1,576        6,654        (5,078)    (76.3)%
                            179,533      171,018         8,515       5.0 %
Operating expenses          157,612      142,018        15,594      11.0 %
Depreciation and
amortization                  9,238        9,000           238       2.6 %
Interest expense, net        10,889       11,377          (488)     (4.3)%
Provision for costs on
sale of accounts receivable   3,531        5,377        (1,846)    (34.3)%
                            181,270      167,772        13,498       8.0 %
Income (loss) before taxes   (1,737)       3,246        (4,983)   (153.5)%
Tax provision (benefit)        (299)         812        (1,111)   (136.8)%
Net income (loss)           $(1,438)     $ 2,434       $(3,872)   (159.1)%

Net loss was $1,438,000 for the twelve months ended May 31, 1994 compared to net income of $2,434,000 in 1993. Income (loss) before income taxes was a loss of $1,737,000 in 1994 compared to income of $3,246,000 in 1993 which includes $1,576,000 in 1994 and $6,365,000 in 1993 related to a gain on facilities sold and recognition of deferred income.

Operating revenues increased $13,593,000 in 1994 when compared to 1993. Ambulance, pharmacy and hospitality companies increased their operating revenues in 1994 when compared to 1993, by $4,062,000 principally as a result of increased volume. Long term care increased its operating revenues, $9,531,000 in 1994 compared with the same period in 1993. The increase resulted from an increase in rates from government and private payors of $9,665,000 and a reduction in the allowance for third party receivables of approximately $1,100,000 resulting from a change in the estimation of the allowance needed for various issues. These increases were offset by a decrease in revenue related to the sale of a facility on May 31, 1993 which was offset by staffing and other services provided to the new owners and 60 new beds added during fiscal, 1994. The net effect of these items was a net loss of revenue of approximately $811,000. In addition, management fees decreased by approximately $423,000 resulting from the termination of substantially all non owned management agreements.

Operating expenses increased $15,594,000 in 1994 compared to 1993. Ambulance, pharmacy and hospitality companies, operating expenses increased $8,027,000 in 1994 resulting primarily from the Company providing a non cash charge of approximately $4,500,000 for possible uncollectible receivables. The Company completed in 1994 the installation of new billing and collection systems for several of the entities and has provided for possible uncollectibles related to receivables still outstanding on the replaced systems. In addition the Company recorded its estimate of a tentative settlement of $1,100,000 with the Office of the United States Attorney for the Eastern District of Pennsylvania and its anticipated settlement with the Commonwealth of Pennsylvania regarding joint ventures and management agreements (See Note 14 of the Notes to Consolidated Financial Statements). The remaining expense increase of $2,427,000 relates to increased volume at new and existing customers. The Company's long term care operations increased its operating expenses by $7,567,000 in 1994 relating principally to salary and other inflationary increases and the recording of a $700,000 non cash charge relating to a change in estimating workers' compensation expense in 1994.

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

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company for the years ended May 31, 1995, 1994 and 1993, and the reports of the Company's independent certified public accountants with respect thereto, are included in this report beginning on the following page.
REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
Board of Directors of
Geriatric & Medical Companies, Inc.
and Subsidiaries

We have audited the consolidated financial statements and the financial statement schedules of Geriatric & Medical Companies, Inc. and Subsidiaries as of May 31, 1994 and May 31, 1993 listed in Item 14(a) of this form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geriatric & Medical Companies, Inc. and Subsidiaries as of May 31, 1994 and May 31, 1993, and the consolidated results of their operations and their cash flows for each of the two years in the period ended May 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As more fully discussed in Note 14, a class action shareholder lawsuit has been brought against the Company. The ultimate outcome of the foregoing cannot presently be determined.
Accordingly, no provision for any liability has been made to the accompanying consolidated financial statements.

2400 Eleven Penn Center
Philadelphia, Pennsylvania 19103
October 11, 1994
COOPERS & LYBRAND, L.L.P.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
Board of Directors of
Geriatric & Medical Companies, Inc.
and Subsidiaries

We have audited the consolidated balance sheet of Geriatric & Medical Companies, Inc. and Subsidiaries as of May 31, 1995, and the related statement of operations, stockholders' equity, and cash flows for the year ended May 31, 1995. We have also audited the 1995 schedules listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geriatric & Medical Companies, Inc. and Subsidiaries as of May 31, 1995 and the consolidated results of their operations and their cash flows for the year ended May 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As more fully discussed in Note 14, the Company is a party to various legal and other matters asserted against the Company. The ultimate liability resulting from the foregoing matters cannot presently be determined. Accordingly, no provision for any liability that may result has been made to the accompanying consolidated financial statements.

BDO Seidman, LLP
Philadelphia, Pennsylvania
August 14, 1995



GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except par values and shares)




                                                        May 31,
        ASSETS                                   1995           1994

    Current Assets:
      Cash                                    $   3,368      $     927
      Restricted cash                               715            837
      Patients' funds                             1,388            311
      Accounts receivable, net of allowance
        of $7,733 and $6,776 at May 31, 1995
        and 1994, respectively                   25,672         20,716
      Other receivables, net of allowance
        of $975 at May 31, 1995 and 1994          5,919          5,555
      Prepaids and other assets                   6,622          4,039
      Inventories                                 5,154          4,204
      Due from third-party payors, net of
        allowance of $3,391 and $3,877 at
        May 31, 1995 and 1994, respectively      13,948          9,314

          Total current assets                   62,786         45,903



    Property and equipment:
      Land                                        3,702          3,702
      Building and improvements                  99,971         89,471
      Equipment and fixtures                     38,299         36,248
      Construction-in-progress                    5,259         10,591
                                                147,231        140,012

    Less accumulated depreciation                59,293         53,688
                                                 87,938         86,324

    Other noncurrent assets:
      Restricted cash                             3,021          7,090
      Investments in joint ventures                 385            582
      Goodwill net of accumulated amortization
        of $359 and $245 at May 31, 1995
        and 1994, respectively                    2,567          2,236
      Notes and other receivables                11,132         10,432
      Deferred charges and other, net of
        amortization of $2,891 and $4,130
        at May 31, 1995 and 1994, respectively   10,415         10,157

                                                 27,520         30,497

                                              $ 178,244      $ 162,724



                                            May 31,
                         LIABILITIES     1995     1994

     Current Liabilities:
     Current portion of long-term debt and
     subordinated debentures          $   2,906  $ 2,026
     Accounts payable                    25,297   16,943
     Accrued expenses                    10,151    9,937

     Total current liabilities           38,354   28,906


     Other long-term liabilities          3,090     3,438
     Long-term debt                     120,660   119,343

     Subordinated debentures              1,000       -

     Deferred gains                         492       492

     Commitments and contingencies



     STOCKHOLDERS' EQUITY (DEFICIT)

     Preferred Stock, $.10 par, authorized
     15,000,000 shares; none were issued
     or outstanding                        -             -
     Common Stock, $.10 par, authorized
     30,000,000 shares in 1995 and 1994
     issued and outstanding 15,244,261
     and 15,159,661 in 1995 and 1994
     respectively                        1,524          1,516
     Capital in excess of par value     14,643         14,601
     Accumulated deficit                (1,519)        (5,572)
                                        14,648         10,545

                                     $ 178,244       $162,724



             See accompanying notes to consolidated financial statements.

GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($'s in thousands except per common share)



                                           Years Ended May 31,
                                   1995      1994       1993


    Operating revenues, net   $   192,234   $177,957   $164,364
    Other revenues                 -           1,576      6,654
                                  192,234    179,533    171,018
    Cost and Expenses:

    Operating expenses            163,769    157,612    142,018
    Depreciation and amortization   8,734      9,238      9,000
    Interest expense, net          11,078     10,889     11,377
    Provision for costs on sale
     of accounts receivable         3,588      3,531      5,377
                                  187,169    181,270    167,772
    Income (loss) before
    income taxes                    5,065     (1,737)     3,246
    Income taxes                    1,012     (  299)       812

    Net Income (Loss)         $     4,053   $ (1,438)  $  2,434

    Earnings (Loss) per common share
                              $      0.27   $ (0.09)   $   0.16

    Average common shares
         outstanding               15,209     15,314     15,231

        See accompanying notes to consolidated financial statements.



GERIATRIC & MEDICAL COMPANEIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($'S IN THOUSANDS)
                                                  Years Ended May 31,
CASH FLOWS FROM OPERATING ACTIVITIES           1995      1994*    1993*
Net income (loss)                           $4,053    $(1,438)   $2,434

Adjustments to reconcile net income
(loss) to net cash
provided by operating activities:
Provision for uncollectible accounts         6,388      7,102     3,855
Depreciation and amortization                8,734      9,238     9,000
Gain on sale of facilities and
other assets, net
and recognition of deferred income              -        (115)    (5,962)
Noncash change in workers' compensation expense -        (405)         -
Other items                                    332        547        362
Changes in assets and liabilities,
net of effects from acquisitions:
(Increase) decrease in patients'
funds and other, net                        (1,077)       (40)        55
Increase in accounts receivable             (10,506)    (8,587)  (10,712)
(Increase) decrease in other receivables       (364)      (814)    1,820
(Increase) decrease in prepaids and
other assets and inventories                 (3,533)       701      (761)
(Increase) decrease in net amounts
due from third party payors                  (4,634)       321     (2,604)
Increase (decrease) in accounts
payable and accrued expenses                  8,297     (1,098)     3,954
Increase (decrease) in other long-term
liabilities                                  ( 348)        815          -
Net cash provided by operating activities    7,342       6,227      1,441

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                         (3,251)    (4,092)    (3,275)
Capital expenditures financed by
construction and property
improvement funds                            (2,786)     (4,450)  (10,121)
Increase (decrease) in joint ventures, net      197         339     ( 301)
(Increase) decrease in notes and other
receivables                                    (700)      1,027       233
Acquisitions of ambulance companies, net
of cash acquired                               (553)          -        -
Proceeds from sale of facilities
and other assets, net                             -           -      2,305
Other investing activities, net                 (166)      (224)     (416)
Net cash used in investing activities         (7,259)     (7,400) (11,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                        2,238      6,570    18,611
Repayment of debt and subordinated debentures (2,933)    (11,351)  (17,542)
Decrease in restricted cash                    4,191       5,625     9,056
Expenditures for deferred charges             (1,197)     (1,621)   (1,767)
Proceeds from issuance of common stock            59          32        80
Net cash provided by (used in) financing
activities                                     2,358        (745)    8,438

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                               2,441       (1,918)  (1,696)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
YEAR                                             927        2,845    4,541

CASH AND CASH EQUIVALENTS AT END OF YEAR   $   3,368    $     927  $ 2,845


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                   $ 16,200     $  16,123 $ 14,974
Income taxes                               $    157     $     179 $    129

SUPPLEMENTAL SCHEDULE OF NONCASH ITEMS:
Assets acquired under capital leases       $  1,938     $     975 $    683
Note receivable from sale of facilities
(see Note 3)                               $      -     $       - $  6,000
Note receivable charged to deferred
income (see Note 3)                        $      -     $       - $    427
Acquisitions of ambulance companies:
Fair value of assets acquired              $   2,809    $     782 $      -
Cash paid and debt issued                  $  (2,282)   $       - $      -
Liabilities assumed                        $     527    $     782 $      -

* Reclassified for comparative purposes

See accompanying notes to consolidated financial statements.





GERIATRIC & MEDICAL COMPANEIS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
for the years ended May 31, 1995, 1994, 1993
(in thousands)                                   Capital in
                          Common stock           Excess of  Accumulated
                               Shares  Amount    Par Value  Deficit

Balance, May 31, 1992             15,173 $ 1,517  $14,433  $(6,568)
Net Income                           -         -        -     2,434
Restricted shares issued to key
employees net of cancellations       34        3       (3)        -
Stock options exercised              67        7       73         -
Amortization of unearned
compensation                          -        -       55         -
Balance, May 31, 1993            15,274    1,527   14,558    (4,134)
Net Loss                              -        -        -    (1,438)
Restricted shares cancelled net of
issued shares to key employees    (153)      (15)       -         -
Stock options exercised             39         4       43         -
Balance, May 31, 1994           15,160     1,516   14,601    (5,572)
Net Income                                                    4,053
Restricted shares cancelled
net of issued shares                 9         1       10
Stock options exercised             75         7       32
Balance, May 31, 1995           15,244  $  1,524  $14,643   $ (1,519)




See accompanying notes to consolidated financial statements.


1. Summary of Significant Accounting Policies:

(a) Principles of Consolidation and Presentation:

The consolidated financial statements include the accounts of Geriatric & Medical Companies, Inc. and its Subsidiaries and its investments in majority owned joint ventures hereafter referred to as the "Company". The Company uses the equity method to account for its ownership interest in other joint ventures.
Under the equity method, the Company recognizes its proportionate share of the net income or loss of joint ventures currently rather than when realized through dividends or disposals. All material intercompany transactions and accounts have been eliminated in consolidation.

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

Differences between the amounts accrued and subsequent settlements will be recorded in operations in the year of settlement. Management maintains an allowance that it considers adequate to provide for potential disallowances on its recorded revenues under Federal and State administered programs. This allowance is based on the estimated net realizable value of the Company's revenues. Management periodically evaluates specific past experience and the results of the most recent regulatory examinations, as well as other relevant factors. While management uses the best information available to make such evaluations, no assurance can be given that future adjustments to the allowance may not be necessary if regulatory agencies interpret the Company's claims for reimbursement on a basis different than the Company's historical experience with regulatory examinations.

Although receivables due from third-party payors may be outstanding in excess of one year, in accordance with industry practices, such amounts are classified as current.

(c) Cash and Cash Equivalents:

For purposes of the statements of cash flows, the Company considers cash and cash equivalents to be cash on hand, cash in banks and overnight investments.
(d) Restricted Cash:

Restricted cash represents funds held in trust to be used to repay debt obligations.

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

(h) Other Noncurrent Assets:

Goodwill represents the excess of the cost of purchased businesses over the fair value of their net assets. Goodwill arising after October 31, 1970 is being amortized by the straight-line method over 40 years. Goodwill in the amount of $565,000 relating to acquisitions prior to November 1, 1970 is not being amortized. The Company evaluates the recoverability of goodwill annually, or more frequently, whenever events and circumstances warrant revised estimates, and considers whether the goodwill should be completely or partially written off or the amortization period accelerated. In the opinion of Management, there has been no impairment of goodwill.

Notes and other receivables consist primarily of term loans related to facility sales.

Costs incurred in obtaining long-term borrowings are amortized on a straight-line basis, which approximates the interest method over the term of the loan. Pre-opening costs incurred in connection with the expansion of existing or with the construction of new long-term care facilities, are capitalized until the facility nursing units admit the initial patient or are substantially completed and then amortized using the straight-line method over a five-year period which coincides with the amortization period required by government reimbursement regulations.

(i) Income Taxes:

In 1993 the provision for deferred income taxes is applicable to timing differences between taxable income and income for financial reporting purposes. Beginning in fiscal 1994, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 109, Accounting for Income Taxes, which provides that income taxes be accounted for under the liability method. Under the liability method, deferred income taxes are recognized by applying enacted statutory tax rates, applicable to future years, to temporary differences between the tax bases and financial statement carrying values of the Company's assets and liabilities. The adoption of SFAS No. 109 did not have a material effect on the Company's consolidated financial statements.

(j) Workers' Compensation Insurance:

The Company self-insures for certain levels of Workers' Compensation Insurance and estimated costs for the workers' compensation programs are accrued at present values based upon actuarially projected claims. Related workers' compensation expense for 1995, 1994, and 1993 amount to $4,757,000,
$4,928,000, and $4,429,000, respectively.  During 1994 the
Company refined its estimate of its workers' compensation expense which resulted in an additional charge of $700,000. Included in other assets at May 31, 1995 and 1994 is $3,563,000 and $3,028,000, respectively, relating to the future revenue associated with the difference in accounting for workers' compensation expense under third party payor programs which is different than the method used for financial reporting purposes. The accrued workers' compensation expense amounting to $2,529,000 and $2,623,000 at May 31, 1995 and in 1994, respectively, is included in other long term liabilities in the accompanying consolidated financial statements.

(k) Financial Instruments:

Effective May 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments." The statement requires disclosure of the fair value of certain of the Company's financial instruments for which it is practicable to estimate the fair value. Fair value amounts disclosed do not affect financial results and do not necessarily represent the amounts that could be realized in a sale or settlement. See Note 15 of the Notes to Consolidated Financial Statements.

(l)  Earnings (Loss) Per Common Share:

Earnings (loss) per common share is based on the weighted average number of shares of common stock outstanding. Potential dilution from common stock equivalents is not material.

2. Long-Term Debt and Subordinated Debentures:

A summary of long-term debt and subordinated debentures follows:



($'s in thousands)                      Fiscal Year         Fiscal
                                        of Maturity        May 31,
Mortgages:
                                                 1995         1994

  Mortgages (a)                       2002, 2006  $84,580    $84,766
  Industrial Development
  Authority (b)                             2000   10,920     11 065
  Other (c)                           2033, 2035    8,738      8,125



Bonds Payable, (d)                     2000-2022   14,805     14,975
Notes and Leases (e)                   1995-1999    4,523      2,438
                                                  123,566    121,369
Less amounts due within one year                    2,906      2,026
                                                $ 120,660  $ 119,343

Subordinated debentures (f)                      $  1,000  $   -
Less amounts due within one year                      -        -
                                                 $  1,000  $   -

(a) In April, 1992 the Company completed an agreement with Meditrust Mortgage Investment, Inc. ("Meditrust"), pursuant to which the Company received $86,000,000 under a credit facility collateralized by mortgages on various nursing home facilities located in Pennsylvania and New Jersey (the "Mortgaged Facilities"). The credit facility was used to pay off or refinance debt, capital improvements and additions to mortgaged facilities, debt service reserve and working capital.

The Credit Facility is payable over ten years based upon a twenty-five year amortization schedule, at an initial interest rate of 11.5% per annum ("Base Rate") which may increase prospectively (based upon revenues) to a maximum rate of 11.75% over the initial five year period. At the end of five years, the Base Rate will be reset prospectively at either the higher of 11.5% or the five-year treasury note interest rate plus 4%, or the rate in effect at the end of the initial five-year period.
At the Company's election, such Credit Facility may be prepaid at 103.5% of the outstanding principal at the end of the fifth year. The loan had a balance of approximately $83,972,000 and bears interest at a rate of 11.75% as of May 31, 1995.

In connection with this agreement the Company may not pay dividends under certain circumstances and is required to comply with certain financial covenants, the most restrictive of which is the debt service coverage ratio, at May 31, 1995. The Company has complied with the provision of the agreement.

On May 31, 1995, the Company completed an agreement to finance a 120 bed long term care facility (West Logan Nursing & Rehabilitation Center) with Meditrust for $6,939,000 at a rate of prime plus 2 percent during construction and a rate based upon Treasury Bonds at the time of the permanent mortgage but not less than 10.75%. The total cost of the project is expected to be $7,535,000. As of May 31, 1995, the construction loan had a balance of approximately $608,000. In connection with this financing, Tomahawk Capital Investments, Inc. ("Tomahawk"), which is controlled by an executive officer of the Company, issued on behalf of the Company a $74,380 letter of credit. The Company will pay $1,800 per quarter for this letter of credit. Construction on this facility is anticipated to be completed during Fiscal, 1996.

(b) The Company's facilities are owned and are subject to mortgages. Mortgage loans made through Pennsylvania Industrial
Development Authorities bear interest at fixed rates of 7.50% to 9% payable semi-annually.

(c) The Company has two mortgage loans insured under Section 232 of the National Housing Act by the United States Department of Housing and Urban Development, Federal Housing Administration. The first loan is with Northwest Total Care Associates, Limited Partnership ("LP"), which is owned by subsidiaries of the Company. Construction of the facility ("Care Center of Brakeley Park") was completed during fiscal 1993. The loan had a balance of approximately $8,108,000 as of May 31, 1995 and bears interest at 10.35% per annum. The loan is payable in equal monthly payments over forty years. The obligation is collateralized by the assets of the Limited Partnership without recourse to the partners.

The second loan is with North Cape Convalescent Center Associates, L.P., which is owned by subsidiaries of the Company. Construction of the facility is expected to be completed during fiscal 1996. The total cost of the project is anticipated to be $6,137,000 of which $5,636,000 is to be financed through HUD at 9.5% over 40 years. The remainder will be funded by the Company through working capital. The obligation is collateralized by the assets of the Limited Partnership without recourse to the partners. The loan had a balance of approximately $630,000 at May 31, 1995. In connection with this loan, Tomahawk issued on behalf of the Company, a $500,000 letter of credit. The Company is paying Tomahawk $15,000 per quarter for the letter of credit.

(d) Principal on the $2,025,000 and $715,000 Economic Development Revenue Bonds is payable quarterly beginning July 15, 2004 and July 15, 1992, respectively. These bonds bear interest at a fixed rate of 9.625% payable quarterly. Additionally, at May 31, 1995, the Company had $5,965,000 of Economic Development Refunding Bonds which are secured by a skilled and nursing facility. Interest on these bonds is at a fixed rate of 10.5% payable semi-annually over a thirty year period.

At May 31, 1995, the Company had $6,100,000 of NJEDA First
Mortgage Revenue Refunding Bonds. These bonds are collateralized by mortgages on two facilities and bear interest at 9.0% payable semi-annually beginning July 1, 1993.

With respect to certain Industrial and Economic Development
Authority loans, the Company has agreed not to pay any dividends or make any distribution which could have the effect of reducing consolidated tangible net worth and subordinated indebtedness, if consolidated tangible net worth and subordinated indebtedness is at such time or would thereby be reduced to less than $9,000,000.

(e) Notes and leases consist primarily of capitalized leases and promissory notes bearing interest at 6.00% to 17.66%.

(f) In November 1994, the Company issued a $1,000,000 subordinated debenture to Tomahawk which is due December 1, 1996.
The interest is payable at a rate of 12% per annum over eight quarters beginning March 1, 1995.

(g) Amounts due on long-term debt in each of the next five fiscal years are as follows:
          ($'s in thousands)


1996  $       2,906
1997          3,684
1998          2,387
1999          2,239
2000         17,866
Thereafter   95,484

    Total $ 124,566


Substantially all of the Company's property related to its long term care facilities is pledged as collateral on borrowings.
Substantially all other assets of the Company (excluding property under capital lease and certain accounts receivable) are unencumbered.

3.Acquisitions and Disposals:

Concurrent with the sale of nursing or residential facilities in prior years, the Company entered into long-term agreements to provide management and other services in operating these facilities. All of these management agreements have expired or been terminated as of May 31, 1994.

Under the terms of these sales of nursing and residential facilities, the Company was required to lend the purchaser amounts to cover certain issuance costs of bond offerings and to enter into operating deficits agreements under which the Company lends the purchaser, if needed, funds for working capital requirements. These working capital advances, plus related interest, were not payable to the Company until certain conditions were achieved or over a five-year period upon termination or expiration of the management agreements. In conjunction with the expiration or termination of these agreements, the Company has converted the operating deficits advances as well as certain subordinated management fees, as appropriate, into term loans at an interest rate range of 10% to 13%.

As of May 31, 1995 and 1994, with respect to the aforementioned facility sales, the Company was owed the following:

                                             May 31,
($'s in thousands)
                                       1995          1994
Operating deficits advances         $   390       $   735
Issuance cost loans                     925           934
Term loans and accrued interest       5,728         3,664
Management and other fees             4,503         6,636
Total                               $11,546     $  11,969

Included in noncurrent notes and other receivables are $5,693,000 and $4,851,000 of receivables related to the aforementioned transactions at May 31, 1995 and 1994, respectively.

The Company has deferred the recognition of gain on sale of facilities related to guarantees under an operating deficit agreement. As of May 31, 1995, the Company may ultimately recognize as additional gain on sale of facilities $492,000 if certain minimum operating cash flow requirements and other factors are achieved. In fiscal 1994 the Company recognized $1,576,000 of deferred gain on facilities sold in prior years.


On February 28, 1993, Tomahawk which is controlled by Geriatric & Medical Companies, Inc.'s Chairman of the Board, purchased a note receivable from the Company for $773,000, the fair market value of the note as established by an independent appraisal, plus accrued interest of $57,000. This resulted in the recognition of $773,000 of associated deferred gain on facilities sold which is included in other revenue at May 31, 1993.

On May 31, 1993, the Company sold its Mt. Laurel, New Jersey facilities to Tomahawk for a purchase price of $8.5 million, the fair market value as established by an independent appraisal. The Company received $2.5 million in cash and a $6.0 million note bearing interest at nine percent (9%) per annum. The note is payable based on a
25-year amortization with a balloon payment due June of 2005. This resulted in the recognition of a $4,678,000 gain on the sale of these facilities which is included in other revenue at May 31, 1993. The Company received a prepayment of $1,000,000 on this note in Fiscal, 1994 and, in connection with the release of the mortgage, received an additional prepayment of $500,000 in Fiscal, 1995. As of May 31, 1995 and 1994, the
Company has a note receivable balance of $4,500,000 and $5,000,000 and management/other fees due from Tomahawk of $3,235,000 and $2,255,000.

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

During fiscal 1995, the Company acquired three ambulance transportation companies for $2,282,000. Two of the acquisitions were asset purchases while the third was a stock purchase. Goodwill of $365,000 was recorded in connection with these acquisitions. The transactions have been accounted for as purchases for financial reporting purposes. The operating results of the acquired companies are included in the Company's consolidated results of operations from the respective dates of acquisition and do not have a material effect on the Company's consolidated financial statements.

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

Under the terms of the agreement, the Company will pay program costs at 9.84% on the outstanding receivables submitted. During fiscal 1995 and 1994, the Company sold approximately $110,297,000 and $92,739,000 respectively, of certain qualifying accounts receivables. As of May 31, 1995 and 1994, the balance of the receivables submitted for sale was approximately $20,774,000 and $16,746,000 of which approximately $16,619,000 and $13,397,000 were funded, respectively. The unfunded portion is included in other receivables on the balance sheet.
In May 1994, the Company entered into an agreement to sell certain receivables due from third-party payors. The program costs charged are 9.75% of the outstanding receivables sold. The maximum amount of receivables to be sold is $5,000,000. The Company receives, net of reserves, approximately 80% of third-party payor receivables sold. The unfunded portion is included in other receivables on the balance sheet. As of May 31, 1995 and 1994 the amount of the receivables sold was $150,000 and $628,000 respectively.

As of May 31, 1995, 1994 and 1993, the Company has recognized a provision for costs on sale of accounts receivable of $3,588,000, $3,531,000, and $5,377,000 respectively. The provision for costs on sale of accounts receivable consists of : (A) program and other costs incurred on receivables sold and (B) servicing costs relating to the collection of receivables sold. Under the sale agreement, the Company continues and is required to service the accounts receivable sold.

5.. Inventories:

The components of inventories are as follows:

                                       May 31,
          ($'s in thousands)         1995    1994
Durable medical equipment         $3,972    $3,082
Institutional pharmacy
  drugs and supplies                 518       605
Other                                664       517
Total                             $5,154    $4,204

6. Capitalized Interest:

The Company capitalized interest expense of approximately
$879,000, $1,388,000 and $1,485,000 in fiscal 1995, 1994 and
1993, respectively, relating to the cost of additions to existing nursing home facilities and construction of new facilities.

7. Deferred Charges and Other:

          The components of deferred charges and other are as follows:


                                   May 31,
($'s in thousands)            1995      1994
Deferred financing costs    $ 6,345   $ 8,395
Deferred pre-opening costs      951       692
Accumulated amortization    ( 2,891)   (4,130)
                              4,405     4,957
Deferred reimbursement-
workers' compensation         3,563     3,028
Deposits                        219       285


Prepaid bedding and linen
and other miscellaneous costs 2,228     1,887
                           $ 10,415  $ 10,157

8. Incentive Plans and Option Arrangements:

The Company's 401(k) profit sharing plan covers substantially all full-time employees not covered by collective bargaining agreements. "Highly Compensated Employees," as defined within IRS Code Section 414(O) (which includes all executive officers), are excluded from the plan. Contributions under the plan are at the discretion of the Board of Directors.
No contributions were made in fiscal 1995, 1994 and 1993.

Effective November 1989, the Company adopted a 1989 stock option and restricted stock plan, for certain key employees, whereby eligible employees may be issued up to an aggregate of 281,250 shares of the Company's common stock, subject to certain restrictions, and up to an additional 343,750 shares upon the exercise of incentive and/or non-qualified stock options granted pursuant to the plan. The restricted share portion of this plan expired as of May 31, 1994. No restricted shares vested during fiscal 1994. As of May 31, 1995, there were 260,221 shares under option under this plan, of which 119,346 shares were exercisable at an average price of $2.18. During fiscal 1995, 137,000 shares under option under this plan were granted at exercise prices ranging from $2.0625 at $2.6875. During fiscal 1995, 2,000 shares were exercised at an average exercise price of $1.41 per
share and 10,344 options expired.   As of May 31, 1994, there
were 135,565 shares under option under this plan, of which 76,003 were exercisable at an average price of $2.03. During fiscal 1994, 8,500 shares under option under this plan were granted at exercise prices ranging from $1.375 to $1.625 of which 1,500 shares were exercisable. During fiscal 1994, 2,750 shares were exercised at an average exercise price of $1.72 per share.

The Company has a 1982 incentive stock option plan for key executive and management personnel. At May 31, 1995, there were 211,502 shares under option and exercisable under this plan at exercise prices ranging from $.80 to $2.50 with an average exercise price of $1.94. During fiscal 1995, 1994, and 1993, 79,062, 46,484, and 66,060 options were exercised, respectively, at an average price of $1.09 $1.14, and $1.22, respectively. Effective January 28, 1992 additional options cannot be granted under this plan.

In April 1985, a stock option plan was approved under which options to purchase 23,438 shares may be granted to nonemployees.
In fiscal 1995, such plan expired. No shares were issued or exercised during the fiscal year.

Effective November 17, 1994, the Company adopted the 1994 Stock Option and Restricted Stock Plan for Directors whereby Directors of the Company, who are not employees of the Company or its subsidiaries, may be issued up to an aggregate of 250,000 shares of the Company's common stock. In January 1995, 9,000 restricted shares were granted at a price of $2.875 and will vest over a one year period.

The Company has a 1990 stock option plan for directors under which options to purchase up to a total of 120,313 shares may be granted to outside directors. Under this plan, a total of 90,283 options have been granted to outside directors at exercise prices ranging from $.96 to $2.6875 per share. During fiscal 1995, 10,157 shares were exercised at an average price of $1.45. No shares were exercised during fiscal 1994. At May 31, 1995 and 1994, 62,876 and 65,823 shares under this plan were exercisable, respectively. Effective December 31, 1994, additional options cannot be granted under this plan.

Under all stock option plans maintained by the Company, the exercise price of options issued is the same as the market price at the date of grant.

Effective June 1, 1993, the Company entered into an employment agreement with the Chairman of the Board of Geriatric & Medical Companies, Inc. The term of the agreement is for an initial five year period with a provision for annual extensions. The employment agreement provides for a short-term and long-term incentive plan in addition to a base compensation package. The short-term incentive plan provides for an incentive bonus contingent upon the Company's annual operating results. A short-term incentive bonus of $107,000 was accrued for the fiscal year ended May 31, 1995. No bonus was awarded for the fiscal year ended May 31, 1994. The long-term incentive plan provides for long-term compensation based upon the increase in market value of the Company's stock to the shareholders. As of May 31, 1995, the Company has an accrued liability of $13,000 relating to this plan. As of May 31, 1994, the Company had an accrued liability of $11,000 relating to this plan. The employment agreement, while in effect, also provides for a death benefit of $1,000,000 payable in forty equal quarterly installments. As of May 31, 1995, the Company has accrued the present value of the actuarially computed benefit totalling $56,000. The amount accrued as of May 31, 1994 relating to this benefit totaled $27,000.


9. Medicare and Medicaid Revenue:
 The Company's long-term care facilities, which are located in Pennsylvania and New Jersey, receive reimbursement under the Medicare and Medicaid programs, which is subject to adjustment upon audit by Federal and State agencies (see Note 1b). Revenue from these programs related to the Company's long-term care facilities totalled approximately $105,900,000, $98,200,000, and $91,600,000, for the years ended May 31, 1995, 1994 and 1993, respectively. At May 31, 1995 and 1994 the Company had a net third-party receivable of approximately $13,948,000 and $9,314,000, respectively. The total amounts due from third-party payors generally are not paid in full until audit issues are resolved. The Company is continually negotiating to resolve the audit findings and accelerate interim payments due under the reimbursement system.

For the fiscal years 1990 through 1995, the Company has receivables of approximately $6,337,000 for open issues with the Pennsylvania Department of Public Welfare (DPW). Management believes that any reduction of the amount recorded that results from final settlement of these open issues will not have a material adverse effect on the financial position of the Company. In 1994 the Company reduced its allowance for third party receivables approximately $1,100,000 resulting from a change in the estimation of allowance needed for various issues on appeal. (Also see Note 14 of the Notes to Consolidated Financial Statements.)

10. Income Taxes:


 A summary of the components of the tax provision for fiscal years 1995, 1994, and 1993 is as follows:

($'s in thousands)      1995  1994   1993
Current Federal         $551 $   -   $261
Current State and
   Local                 296   165    163
Federal & State Over/Under
Accrual Net of Credits  165   (464)   388
                     $1,012  $(299)  $812

The effective net income tax rates before the utilization of the Company's operating loss carryforwards are different than the statutory Federal income tax rates of 34% in Fiscal years 1995, 1994, and 1993 as indicated below:

($'s in thousands)     1995       1994    1993
Statutory Federal
Income Tax           $1,722      $(591)   $1,104
Permanent Differences    52         25        53
State and Local Taxes,
Net of
   Federal Benefit      195        109       195

Investment and
Other Tax Credits     (293)         -       (493)
Net Operating Loss
Carryforward          (489)         -         -
Other                 (175)       158        (47)
                    $1,012      $(299)      $812

          The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of May 31, 1995 and 1994 determined in accordance with the provisions of SFAS No. 109:

($'s in thousands)                   1995    1994
Deferred Tax Assets:
Deferred Gain on Sale of Facilities
 in Prior Years                      $1,779  $3,789
Net Tax Operating Loss Carryforwards    988   3,430
Bad Debts                             2,905   2,412
Tax Credits                           2,461   1,826
Deferred Start-Up Costs               -       1,714
Inventories (Uniform Capitalization)     84     182
Accrued Workers' Compensation
Liability                              -      1,154
Other                                  -         62

Total Deferred Tax Assets            $8,217 $14,569

Deferred Tax Liabilities:
Accelerated Depreciation             $4,236  $5,775
Deferred Income                       1,183   2,514
Deferred Reimbursement Workers'
Compensation                            -     1,332

Deferred Costs                          333   1,223
Accrued Vacation                        -       614

Total Deferred Tax Liabilities       $5,752 $11,458

Deferred Tax Assets in Excess
of Deferred Tax Liabilities
before Valuation Allowance            $2,465  $3,111
Valuation Allowance                   (2,465) (3,111)
Net Deferred Tax Assets               $  -     $    -

For tax purposes, the Company has unused State and Federal net operating loss carryovers of approximately $1,080,000 and $2,246,000, respectively, and Federal tax credit carryovers of approximately $1,890,000 which will expire in varying amounts through the year 2010. Differences between State and Federal NOL's for financial statement and tax purposes result from timing differences and utilization of previous years' NOL carryforwards.


11.  Revenues:

Operating revenues, net are presented net of contractual allowances of $38,555,000, $36,997,000, and $33,239,000, for the
years ended May 31, 1995, 1994 and 1993, respectively. Included in other revenue are deferred and current gains recognized on facilities sold of $1,576,000 and $6,365,000 for the years ended May 31, 1994 and 1993, respectively.

12.Interest Expense:

Interest expense is reflected net of approximately $1,576,000, $1,405,000, and $844,000, of interest income for the years ended May 31, 1995, 1994, and 1993, respectively. The interest income is principally related to overnight investments, restricted cash and notes receivables.

13. Quarterly Results (Unaudited):

The following table summarizes the Company's quarterly results of operations for the fiscal years ending May 31, 1995 and 1994:

($'s in thousands except Per Share Data)
                                        1995
                          1st       2nd      3rd    4th    Total
Operating revenues, net $45,975 $47,782 $ 48,565  $49,912 $192,234
Net income              $   740 $ 1,025 $  1,208  $ 1,080 $  4,053
Net income per share of
  common stock          $   .05 $   .07  $   .08  $   .07 $    .27
Common Stock price range:
High                    3 1/16   3        3 1/8   2 13/16  3 1/8
Low                     2        1 5/8    2 3/8   1 13/16  1 5/8

                                         1994
                           1st    2nd   3rd      4th         Total
Operating revenues, net $43,053 $44,404 $43,520 $46,980     $177,957
Net income (Loss)       $   722 $   885 $   778 $(3,823)(a) $( 1,438)
Net income (Loss)
per share of common
stock                   $   .05 $   .06 $  .05  $(  .25)    $(   .09)

Common stock price range:
  High                   2         2 5/8    3 3/8    3 5/8     3 5/8
  Low                    1 3/8     1 1/4    1 15/16  2 1/4     1 1/4

Primary earnings per share were used to calculate net income (loss) per share of common stock.

Price range of Common Stock: The Company's common stock is listed on the Automated Quotation System of the National Association of Securities Dealers, Inc. (NASDAQ symbol: GEMC). On August 11, 1995, the last sale price for the Company's Common Stock was 2 9/16. There were 1,330 stockholders of record of its Common Stock as of May 31, 1995.
The table above sets forth, for the periods indicated, the range of high and low sale prices of the common stock as reported by The Wall Street Journal.

(a) The net loss in the fourth quarter of Fiscal 1994 resulted primarily from an increase in the provision for uncollectible receivables to provide for potential uncollectibles related to the conversion of billing and collection systems and a charge of $700,000 related to a change in estimating workers' compensation expense.

14. Commitments and Contingencies:

Geriatric & Medical Companies, Inc. (the "Company") was named a defendant, together with GMS Management, Inc., and various current and former officers of the Company, in a class action suit which was filed in September, 1992, in the United States District Court for the Eastern District of Pennsylvania in Philadelphia. The plaintiff class alleged that, among other things, various reports and press releases issued by the Company misrepresented or omitted adverse material facts concerning various matters relating to the Company and its affairs. The plaintiff class did not seek a specified sum other than "to pay to plaintiff and to all members of the class damages in an amount to be proven at trial, with interest thereon." The jury returned a verdict on Friday, June 9, 1995, resulting in no liability on five of the six alleged misrepresentations or omissions set forth in the plaintiff's complaint. The jury found in favor of the plaintiff class with respect to the remaining alleged omission relating to the criminal investigation conducted by the Pennsylvania Attorney General. Based on the findings of the jury, the court entered judgement of $.20 per share in damages for each share of the Company's common stock purchased by a class member during the period March 1, 1992 to September 2, 1992. The Company believes that damages in the aggregate, calculated pursuant to the judgement will not exceed $350,000, exclusive of costs, pre and post judgement interest and other charges which may apply.

As a result of the jury's findings, the primary insurer of the individual defendants, which had entered into a funding agreement under which the insurer had promised to pay 60% of the legal fees and other expenses associated with the defense of this suit, after the retention amount of $250,000 had been paid, sent a letter stating that it was terminating the funding agreement. Accordingly, the insurer has declined to participate in the payment of any part of the judgment or additional costs and fees and expenses to be incurred in this matter and could seek a repayment of advances already made. The Company intends to pursue its rights under its insurance policies and to enforce the Funding Agreement previously entered into with the insurance company. All parties have filed post trial motions in connection with this judgement.

Life Support Ambulance, Inc. ("LSA"), a subsidiary of the Company, received a notice of suspension of payments relating to Medicare billings submitted by LSA to its Medicare intermediary effective April 6, 1995. The suspension was imposed because the intermediary had received evidence that prior payments made to LSA may not have been billed correctly. The intermediary has not yet quantified the nature of the alleged deficiency in billing procedures nor the amount for which LSA may have improperly billed Medicare. In connection therewith, the Office of the Inspector General has subpoenaed certain records of LSA. LSA believes that it has operated, at all times, in substantial compliance with all provisions required by Medicare relating to reimbursement for services. On August 11, 1995 LSA reached an agreement with its Medicare intermediary whereby Medicare will retain until resolution of the issues amounts it is currently holding, approximately $3,100,000 and 25% of future billings processed. In connection with the agreement, Geriatric & Medical Companies, Inc. has agreed to guarantee the payment by LSA of up to $5,000,000 of any finally determined overpayments. It is not possible to determine at the present time the length of the suspension or whether such suspension will have a material adverse effect on the operations or the financial condition of the Company.

On May 19, 1995, the U.S. Attorney for the Eastern District of the Pennsylvania delivered a draft complaint to the Company which alleges that Healthcare Hospitality Services, Inc. ("HCHS"), a subsidiary of the Company, failed to recommend adequate nutritional requirements to three residents of a nursing home facility (the "Facility") previously managed by another subsidiary of the Company. The draft complaint contains a further allegation that HCHS billed Medicare and state Medical assistance programs for reimbursement for nutritional services which were not provided to such residents. The U.S Attorney has invited the Company to discuss a possible resolution of this matter before the filing of such complaint in federal district court. The Company has had preliminary discussions with the U.S. Attorney and believes that this matter may be settled prior to the filing of such complaint by the payment of an as of yet unspecified amount, with no admission of wrongdoing. Although the outcome of this matter can not be predicted, the Company denies any wrongdoing and is prepared to vigorously defend this action should the complaint be filed. The Company's management agreement with the Facility provides that the Facility indemnify and hold the Company harmless with respect to claims such as that alleged by the U.S. Attorney. However, it is unclear whether the Facility has or would have the funds necessary to provide such indemnification.

On or about June 6, 1995, an officer of HCHS was served with a subpoena issued by the Attorney General of the Commonwealth of Pennsylvania, relating to the nutritional care provided to residents of the Facility. In addition, the Attorney General has subpoenaed certain records of the Company. It is the belief of counsel for the Company that such subpoena results from the same facts surrounding the operations of the facility as are alleged in the draft complaint delivered to the Company by the U.S. Attorney, as discussed above. At the present time, it is unclear as to what action, if any, the State Attorney General intends to take with respect to the Company's management of and other involvement with this Facility.

The Company's subsidiary UHCS reached an agreement with the United States Attorney for the Eastern District of Pennsylvania regarding its joint ventures and management arrangements whereby the Company paid $320,000 in Fiscal, 1995 and will pay $340,000 in Fiscal, 1996 and $440,000 in Fiscal, 1997. The Company has had negotiations and anticipates settling this with the Commonwealth of Pennsylvania.


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

In fiscal 1994, the Company received an assessment from the New Jersey Division of Taxation totalling $612,000 as a result of an audit of sales, use and corporate business taxes for the years 1986 to 1992. The Company is currently involved with negotiations regarding this matter with the State of New Jersey. The Company has recorded in the accompanying consolidated financial statements its estimate (which is less than the assessment) of the liability to be paid in connection with this assessment.
15., Fair Value of Financial Instruments:

As of May 31, 1995, the estimated fair values of the Company's financial instruments and significant assumptions made in determining fair values are as follows:

- Cash, accounts receivable, accounts payable and accrued expenses: The amounts reported in the balance sheet approximate fair value due to the short-term maturities of these instruments.

- Due from third party payors, net: The approximate fair value of the amount reported in the balance sheet is $12,472,000 based upon the Company's current discount rate.

- Notes receivable: The amounts reported in the balance sheet were negotiated at May 31, 1993 or are subject to fluctuating market rates of interest and approximate fair value.

- Long-term debt: Substantially all of the amounts reported in the balance sheet had been negotiated since April, 1992 and approximate fair value.

16. Other Transactions:

Dedicated Staffing Services, Inc., a Pennsylvania non-profit corporation, previously provided registered nurses, licensed practical nurses, nursing assistants and other personnel to the Company on a temporary employment basis. Certain officers of the Company are members of Dedicated Staffing's Board of Directors. The Company paid Dedicated Staffing Services, Inc. approximately $1,659,000 and $6,809,000 for these services in fiscal 1995 and 1994, respectively. The Company no longer uses Dedicated Staffing Services, Inc. for its temporary employment services.

The Company sold various assets during fiscal 1993. See Note 3 of the Notes to Consolidated Financial Statements for a description of the transactions.

The Company provides certain services which are priced at or above projected cost, and include staffing services, dietary, environmental, financial, and other services, to Mount Laurel Convalescent Center and Laurelview Manor which are owned by Tomahawk. The total services rendered during fiscal 1995 and 1994 were $7,194,000 and $6,754,000. At May 31, 1995 and 1994 the Company had a receivable of $3,235,000 and $2,255,000 due from Tomahawk for these services, respectively.

During fiscal 1995 and 1994, the Company received additional revenues of approximately $1,000,000 and $1,500,000 related to its provision of ancillary services at the Tomahawk facilities. These services, including provision of ambulance transportation, diagnostics, rehabilitation, pharmacy and medical supplies are provided at market rates.

Tomahawk has provided letters of credit on behalf of the Company totalling $574,380 (See Note 2 of the Notes to Consolidated
Financial Statements).

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

A Current Report on Form 8-K was filed, dated January 26, 1995, with respect to Item 4, reporting a change in the Company's Certifying Accountant. The Company's Board of Directors approved the change, based upon the recommendation of the Company's Audit Committee. There were no disagreements with Coopers & Lybrand, L.L.P. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

There were no disagreements with BDO Seidman, LLP, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Part III
Item 10.Directors and Executive Officers of the Registrant

The information beginning immediately following the caption "Election of Directors" to, but not including, the caption "Executive Compensation" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year ended May 31, 1995 (the "1995 Proxy Statement), is incorporated herein by reference.

Item 11.  Executive Compensation

The information beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Information Concerning Committees of the Board of Directors" in the 1995 Proxy Statement is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and
Management.

The information beginning immediately following the caption
"Security Ownership of Certain Beneficial Owners and Management" to, but not including, the caption "Election of Directors" in the 1995 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information beginning immediately following the caption
"Certain Relationships and Related Transactions" to, but not including, the caption "Independent Accountants" in the 1995
Proxy Statement is incorporated herein by reference.
Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.


(a)  Exhibits and Financial Statement Schedules.

1.  Financial Statements (Covered by Independent Accountant's
Report)
Auditors' Report

Consolidated Financial Statements
Balance Sheets - May 31, 1995 and 1994
Consolidated Statements of Operations for the Years
Ended May 31, 1995, 1994, and 1993
Consolidated Statements of Cash Flows for the Years
Ended May 31, 1995, 1994, and 1993

Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended May 31, 1995, 1994 and 1993
Notes to Consolidated Financial Statements

2.  Financial Statement Schedule (Covered by Independent
Accountant's Report)

II. Valuation and Qualifying Accounts


Schedules other than the schedules listed above have been omitted because they are not applicable or the required information is shown in or can be derived from the financial statements and notes thereto.

SCHEDULE II
GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

for the years ended May 31, 1995, 1994, and 1993
($'s in thousands)

                  Column A     Column B    Column C     Column D   Column E
                                     Additions
Description      Balance at   Charged To  Charged to   Additions  Balance at
                  Beginning    Costs and   Other      (Deductions)  End of
                  of Period     Expenses  Accounts (a)  (Describe)  Period
Year ended May
31, 1995:

Allowance for
doubtful accounts  $7,751      $  6,388   $       -     $(5,431)(b)   $8,708
Allowance for
third-party
receivables        $3,877     $        -      $   694   $(1,180)(b)   $3,391

Year ended May
31, 1994:
Allowance for
doubtful accounts $7,570      $  7,102        $  -      $(6,921)(b)   $7,751
Allowance for third-party
receivables       $4,090      $        -      $  1,546  $(1,759)(b)   $3,877

Year ended
May 31, 1993:
Allowance for
doubtful accounts $6,950      $  3,855       $  2,441   $(5,676)(b)   $7,570
Allowance for
third-party
receivables       $5,922     $     -         $  3,157    $(4,989)(b) $4,090


(a) Amounts reflected as a reduction of revenues.

(b)Amounts written off, net of recoveries.

3.   Exhibits

3(a).  Articles of Incorporation of the Registrant, as amended. -
Incorporated by reference to Exhibit 3(a) to the Registrant's
Registration Statement on Form S-1 (File No. 2-94822) (the
"1984 Registration Statement") and as amended in the Registrant's Current Report on Form 8-K dated December 31, 1992.

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

10(i)(ii). Subordination Agreement, dated as of September 1, 1990, between and among Montgomery County Higher Education and Health Authority (the "Authority"), Geriatric & Medical Centers, Inc., GMS Management, Inc.,
GMC Financial Services, Inc., AHF/Montgomery, Inc., and AHF/Home Office, Inc. Incorporated by reference to Exhibit 10(c) to the Registrant's Current Report on Form 8-K dated October 26, 1990.

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

10(w) Subordinated debenture, dated as of November 30, 1994, by and between Tomahawk Securities, Inc. and Geriatric & Medical Companies, Inc. for $1,000,000.

10(x) HUD Agreements, dated as of December 14, 1994, by and between Republic Realty Mortgage Corporation and North Cape Convalescent Center, L.P. for $5,636,400 in connection with the financing of a nursing facility located in Cape May, New Jersey.

10(x) (1) Agreement of Pledge by and between North Cape and Republic;

10(x) (2) First Amended Limited Partnership Agreement of North Cape;

10(x) (3) Certificate of Limited Partnership Agreement of North Cape;

10(x) (4) Mortgage from North Cape to Republic;

10(x) (5) Certifications of Republic to the Department of Housing and Urban Development concerning the Mortgage Loan for North Cape;

10(x) (6) Mortgage Note from North Cape to Republic in the principal of $5,636,400;

10(x) (7) Regulatory Agreement for Multifamily Housing Project by and between North Cape and the Secretary of Housing and Urban Development;

10(x) (8) Building Loan Agreement by and between North Cape, Republic with attached legal description as Exhibit A and Contractor's and/or Mortgagor's Cost Breakdown as Exhibit B;

10(x) (9) Security Agreement by and between North Cape, Republic and/or the Secretary of Housing and Urban Development of Washington, D.C.;

10(x) (10) Construction Contract - Lump Sum by and between Quaker Construction Management and North Cape;

10(x) (11) Agreement of Sponsors to Furnish Additional Funds by and between Geriatric & Medical Companies, Inc. and Republic for North Cape.

10(y) Agreements dated as of May 31, 1995 ("effective date"), by and between Meditrust Mortgage Investments, Inc. and Norristown Nursing and
Rehabilitation Center Associates. L.P. for $6,939,000 in connection with the financing of a nursing facility located in Norristown, Pennsylvania.

10(y) (1) Promissory Note dated as of the effective date by Norristown payable to Meditrust;

10(y) (2) Construction Loan Agreement dated as of the effective date, by and between Norristown and Meditrust;

10(y) (3) Third Agreement Amending Loan Documents dated as of the effective date by and between, Geriatric and Medical Services, Inc., et al and Meditrust;

10(y) (4) Form of Deposit Pledge Agreement dated as of the effective date by and between Norristown and Meditrust;

10(y) (5) Form of Pledge Agreement dated as of the effective date by and between Geriatric and Medical Services, Inc., et al and Meditrust;

10(y) (6) Form of Agreement of Leases and Rents as of the effective date by and between Norristown and Meditrust;

10(y) (7) Form of Environmental Indemnity Agreement dated as of the effective date by and between Norristown et al and Meditrust;

10(y) (8) Form of Collateral Assignment of Permits, Licenses, Approvals and Contracts dated as of the effective date by and between Norristown, Geriatric & Medical Services, Inc. and Meditrust;

10(y) (9) Form of Guaranty dated as of the effective date by and between Geriatric & Medical Companies, Inc., Geriatric and Medical Services, Inc. and Meditrust;

10(y) (10) Form of Mortgage and Security Agreement dated as of the effective date by and between Norristown and Meditrust;

10(y) (11) Form of Affiliated Party Subordination and Cross-Default / Cross-Collateralization Agreement dated as of the effective date by and between Norristown et al and Meditrust;

10(y) (12) Form of Collateral Assignment of Design / Build Contract dated as of the effective date by and between Norristown and Meditrust;

10(y) (13) Form of Collateral Assignment of Management Contract dated as of the effective date by and between Norristown and Meditrust.

10(z) Interim Funding Agreement and Guaranty, dated as of August 4, 1995, by and between Pennsylvania Blue Shield d/b/a Xact Medicare Services and Life Support Ambulance, Inc.

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


(b)  Reports on Form 8-K

The Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated January 26, 1995, with respect to Item 4, reporting a change in the Company's Certifying Accountant and Form 8-K, dated May 19, 1995, with respect to Item 5, reportingother events.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GERIATRIC & MEDICAL COMPANIES, INC.
(Registrant)

Dated:  August 22, 1995   By: /s/James J. O'Malley
                          James J. O'Malley
                          Vice President - Finance
                          and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                 Capacity                 Date
                         Chairman of the Board,
                         President and Director
                         (Chief Executive
/s/Daniel Veloric        Officer)                     August 22, 1995
Daniel Veloric
                         Vice President-
                         Finance and Chief
/s/James J. O'Malley     Financial Officer           August 22, 1995
James J. O'Malley

/s/Gerald E. Bisbee, Jr. Director                    August 22, 1995
Gerald E. Bisbee, Jr.

/s/Thomas J. Gorman      Director                    August 22, 1995
Thomas J. Gorman

/s/Anthony C. Salvo      Director                    August 22, 1995
Anthony C. Salvo


/s/Michael Veloric       Director                    August 22, 1995
Michael Veloric


/s/Esther Ponnocks       Director                    August 22, 1995
Esther Ponnocks


/s/Gregory S. Bronczyk   Corporate Controller        August 22, 1995
Gregory S. Bronczyk

GERIATRIC & MEDICAL COMPANIES, INC.

Annual Report on Form 10-K for Year Ended May 31, 1995

Exhibit Index

10(w) Subordinated debenture, dated as of November 30, 1994, by and between Tomahawk Securities and Geriatric & Medical Companies, Inc., for $1,000,000.

10(x) HUD Agreements, dated as of December 14, 1994, by and between Republic Realty Mortgage Corporation ("Republic") and North Cape Convalescent Center, L.P. ("North Cape") for $5,636,400 in connection with the financing of a nursing facility located in Cape May, New Jersey;

10(x) (1) Agreement of Pledge by and between North Cape and Republic;

10(x) (2) First Amended Limited Partnership Agreement of North Cape;

10(x) (3) Certificate of Limited Partnership of North Cape;

10(x) (4) Mortgage from North Cape to Republic;

10(x) (5) Certifications of Republic to the Department of Housing and Urban Development concerning the Mortgage Loan for North Cape;

10(x) (6) Mortgage Note from North Cape to Republic in the principal of $5,636,400;

10(x) (7) Regulatory Agreement for Multifamily Housing Project by and between North Cape and the Secretary of Housing and Urban Development;

10(x) (8) Building Loan Agreement by and between North Cape and Republic with attached legal description as Exhibit A and Contractor's and/or Mortgagor's Cost Breakdown as Exhibit B;

10(x) (9) Security Agreement by and between North Cape, Republic and/or the Secretary of Housing and Urban Development of Washington, D.C.;

10(x) (10) Construction Contract - Lump Sum by and between Quaker Construction Management and North Cape;

10(x) (11) Agreement of Sponsors to Furnish Additional Funds by and between Geriatric & Medical Companies, Inc. and Republic for North Cape.

10(y) Agreements, dated as of May 31, 1995 ("effective date"), by and between Meditrust Mortgage Investments, Inc. ("Meditrust") and Norristown Nursing and Rehabilitation Center Associates, L.P. ("Norristown") for $6,939,000 in connection with the financing of a nursing facility in Norristown, Pennsylvania;


10(y) (1) Promissory Note dated as of the effective date by Norristown payable to Meditrust;

10(y) (2) Construction Loan Agreement dated as of the effective date, by and between Norristown and Meditrust;

10(y) (3) Third Agreement Amending Loan Documents dated as of the effective date by and between, Geriatric and Medical Services, Inc., et al and Meditrust;

10(y) (4) Form of Deposit Pledge Agreement dated as of the effective date by and between Norristown and Meditrust;

10(y) (5) Form of Pledge Agreement dated as of the effective date by and between Geriatric and Medical Services, Inc., et al and Meditrust;

10(y) (6) Form of Agreement of Leases and Rents as of the effective date by and between Norristown and Meditrust;

10(y) (7) Form of Environmental Indemnity Agreement dated as of the effective date by and between Norristown et al and Meditrust;

10(y) (8) Form of Collateral Assignment of Permits, Licenses, Approvals and Contracts dated as of the effective date by and between Norristown, Geriatric & Medical Services, Inc. and Meditrust;

10(y) (9) Form of Guaranty dated as of the effective date by and between Geriatric & Medical Companies, Inc., Geriatric and Medical Services, Inc. and Meditrust;

10(y) (10) Form of Mortgage and Security Agreement dated as of the effective date by and between Norristown and Meditrust;

10(y) (11) Form of Affiliated Party Subordination and Cross-Default / Cross-Collateralization Agreement dated as of the effective date by and between Norristown et al and Meditrust;

10(y) (12) Form of Collateral Assignment of Design / Build Contract dated as of the effective date by and between Norristown and Meditrust;

10(y) (13) Form of Collateral Assignment of Management Contract dated as of the effective date by and between Norristown and Meditrust.

10(z) Interim Funding Agreement and Guaranty, dated as of August 4, 1995, by and between Pennsylvania Blue Shield d/b/a Xact Medicare Services and Life Support Ambulance, Inc.

27 Article 5 FDS - Financial Data Summary for the fiscal year ended May 31,
1995.