Form 10-Q
period 1995-08-31
GERIATRIC & MEDICAL COMPANIES INC
filed 1995-10-02
CIK 41147

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended    August 31, 1995

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

On September 29, 1995, there were 15,406,011 shares of common stock, $.10 par value, outstanding.


GERIATRIC & MEDICAL COMPANIES,
 INC. AND SUBSIDIARIES

INDEX

Part I       Financial Information                             Page

Item 1       Financial Statements

             Consolidated Balance Sheets ---
             August 31, 1995 (unaudited)
             and May 31, 1995                                   3

             Consolidated Statements of
             Operations (unaudited) ---
             Three months ended August 31, 1995
             and August 31, 1994                                4

             Consolidated Statements of
             Cash Flows (unaudited) ---
             Three months ended August 31, 1995
             and August 31, 1994                                5

             Notes to Consolidated Financial Statements       6-9

Item 2       Management's Discussion and Analysis of Results of
             Operations and Financial Condition             10-14

Part II      Other Information

Item 6       Exhibits and Reports on Form 8-K                  15

Signature                                                      16

Exhibit 27 - Article 5 FDS                                     17




                                            2



    PART I         FINANCIAL INFORMATION

    ITEM 1 GERIATRIC & MEDICAL COMPANIES INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS EXCEPT PAR VALUES AND SHARES)


                                             August 31,    May 31,
                                               1995          1995
        ASSETS                               (Unaudited)

    Current Assets:
      Cash                                  $     560     $   3,368
      Restricted cash                             317           715
      Patients' funds                           1,653         1,388
      Accounts receivable, net of allowance
        of $8,083 at August 31, 1995 and
        $7,733 at May 31, 1995                 36,113        25,672
      Other receivables, net of allowance
        of $975                                 5,856         5,919
      Prepaids and other assets                 5,252         6,622
      Inventories                               4,353         5,154
      Due from third-party payors, net of
        allowance of $3,734 at August 31,
        1995 and $3,391 at May 31, 1995        13,555        13,948

          Total current assets                 67,659        62,786

    Property and equipment:
      Land                                      3,702         3,702
      Building and improvements               100,089        99,971
      Equipment and fixtures                   38,598        38,299
      Construction-in-progress                  6,988         5,259
                                              149,377       147,231

    Less accumulated depreciation              61,240        59,293
                                               88,137        87,938

    Other noncurrent assets:
      Restricted cash                           2,912         3,021
      Investments in joint ventures               385           385
      Goodwill net of accumulated amortization
        of $394 at August 31, 1995 and
        $359 at May 31, 1995                    2,532         2,567
      Notes and other receivables               9,680        11,132
      Deferred charges and other, net of
        amortization of $2,958 at August 31,
        1995 and $2,891 at May 31, 1995        10,163        10,415
                                               25,672        27,520

                                            $ 181,468     $ 178,244




                                          August 31         May 31,
                                            1995             1995
 LIABILITIES                              (Unaudited)

 Current Liabilities:
 Current portion of long-term debt and
 subordinated debentures                     $   2,924   $  2,906
 Accounts payable                               25,291     25,297
 Accrued expenses                               11,063     10,151

 Total current liabilities                      39,278     38,354


 Other long-term liabilities                     3,090      3,090

 Long-term debt                                121,796    120,660

 Subordinated debentures                         1,000      1,000

 Deferred gains                                    492        492

 Commitments and contingencies


 STOCKHOLDERS'EQUITY (DEFICIT)

 Preferred stock, $.10 par, authorized
 15,000,000 shares; none were issued
 or outstanding                                     -         -
 Common stock, $.10 par, authorized
 30,000,000 shares in 1995 and 1994;
 issued and outstanding 15,244,261 as of
 August 31, 1995 and May 31, 1995                1,524     1,524
 Capital in excess of par value                 14,650    14,643
 Accumulated deficit                              (362)   (1,519)
                                                15,812    14,648

                                             $ 181,468   178,244




                     3


    GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF OPERATIONS

      (In thousands except per common share)

            (Unaudited)



                                     Three Months Ended
                                         August 31,


                                   1995         1994


      Operating Revenues, net    $ 49,409   $   45,975

      Expenses:

      Operating expenses           41,605       39,105
      Depreciation and amortization 2,241        2,078
      Interest expense, net         2,982        2,720
      Provision for costs on sale
       of accounts receivable       1,075        1,152
                                   47,903       45,055

      Income before income taxes    1,506          920
      Income taxes                    349          180


      Net Income                 $  1,157   $      740

      Earnings per common share  $   0.08   $     0.05

      Average common shares
        outstanding                15,244       15,179


 GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 THREE MONTHS ENDED AUGUST 31, 1995 AND AUGUST 31, 1994
 (IN THOUSANDS)
 (UNAUDITED)
                                                   1995       1994*
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                      $  1,157   $    740

Adjustments to reconcile net income
to net cash (used in) provided by
operating activities:
Provision for uncollectible accounts               1,164      1,085
Depreciation and amortization                      2,241      2,078
Other items                                          195        153
Changes in assets and liabilities,
net of effects from acquisitions:
Increase in patients' funds                         (265)        (1)
Increase in accounts receivable                  (11,605)    (1,110)
Decrease in other receivables                         63        432
(Increase) decrease in prepaids
and other assets and inventories                   2,171       (244)
(Increase) decrease in net amounts due
from third party payors                              393        (11)
Increase (decrease) in accounts payable
and accrued expenses                                 906     (2,515)
Net cash (used in) provided by
operating activities                              (3,580)       607

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                (225)      (721)
Capital expenditures financed by construction
and property improvement funds                    (1,809)      (806)
Decrease in notes and other receivables            1,454        158
Acquisitions of ambulance companies,
net of cash acquired                                   -       (232)
Other investing activities, net                        -        194
Net cash used in investing activities               (580)    (1,407)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from borrowings                           1,809        861
Repayment of debt                                   (794)    (1,935)
Decrease in restricted cash                          507      1,668
Expenditures for deferred charges                   (170)      (446)
Proceeds from issuance of common stock                 -         16
Net cash provided by financing activities          1,352        164

NET DECREASE IN CASH AND CASH EQUIVALENTS         (2,808)      (636)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR     3,368        927

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $   560   $    291

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                         $ 3,923   $  3,891
Income taxes                                     $   123   $     37

SUPPLEMENTAL SCHEDULE OF NONCASH ITEMS:
Assets acquired under capital leases             $   140   $     -
Acquisitions of ambulance companies:
Fair value of assets acquired                    $     -   $   646
Cash paid and debt issued                        $     -   $  (626)
Liabilities assumed                              $     -   $    20

* Reclassified for comparative purposes


GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    Principles of Consolidation and Presentation:

      In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments
      (consisting of normal recurring accruals) necessary to present fairly the financial position as of August 31, 1995 and May 31, 1995, and the results of operations for the three months ended
      August 31, 1995 and August 31, 1994 and changes in cash flows for the three months ended August 31, 1995 and August 31, 1994. These financial statements should be read in conjunction with Geriatric
      & Medical Companies, Inc.'s (the "Company") annual report filed with the Securities and Exchange Commission for the year ended May
      31, 1995. Results of operations for the three months ended August
      31, 1995 and August 31, 1994 are not necessarily indicative of results of operations expected for the full year.

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

      Under the terms of the agreement, the Company will pay program costs at 9.84% on the outstanding receivables sold. During the three month period ended August 31, 1995 and 1994, the Company sold approximately $27,830,000 and $26,777,000, respectively, of certain qualifying accounts receivables. As of August 31, 1995 and 1994, the balance of the receivables submitted for sale was approximately $18,346,000 and $17,591,000 of which approximately
      $14,677,000 and $14,073,000 were funded. The unfunded portion is included in other receivables on the balance sheets.

      In May 1994, the Company entered into an agreement to sell certain long-term receivables due from third-party payors.  The program costs charged are 9.75% of the outstanding receivables sold.  The maximum amount of cash available under this agreement is
      $5,000,000.  During the three month period ended August 31, 1995 and 1994, the Company sold approximately $2,000,000 and  $928,000 of certain qualifying accounts receivables.  As of August 31, 1995 and 1994 the balance of the receivables submitted for sale was approximately $2,150,000 and $1,555,000, respectively.

      For the three months ended August 31, 1995 and 1994, the Company has recognized a provision for costs on sale of accounts receivable of $1,075,000 and $1,152,000 respectively. The provision for costs on sale of accounts receivable consists of : (A) program and other costs incurred on receivables sold and (B) servicing costs relating to the collection of receivables sold. Under the sale agreement, the Company continues and is required to service the accounts receivable sold.

3.    Commitments and Contingencies:

      Geriatric & Medical Companies, Inc. (the "Company") was named a defendant, together with GMS Management, Inc., and various current and former officers of the Company, in a class action suit which was filed in September, 1992, in the United States District Court for the Eastern District of Pennsylvania in Philadelphia. The plaintiff class alleged that, among other things, various reports and press releases issued by the Company misrepresented or omitted adverse material facts concerning various matters relating to the Company and its affairs. The plaintiff class did not seek a specified sum other than "to pay to plaintiff and to all members of the class damages in an amount to be proven at trial, with interest thereon." The jury returned a verdict on Friday, June 9, 1995, resulting in no liability on five of the six alleged misrepresentations or omissions set forth in the plaintiff's complaint. The jury found in favor of the plaintiff class with respect to the remaining alleged omission relating to the criminal investigation conducted by the Pennsylvania Attorney General.
      Based on the findings of the jury, the court entered judgment of $.20 per share in damages for each share of the Company's common stock purchased by a class member during the period March 1, 1992 to September 2, 1992. The Company believes that damages in the aggregate, calculated pursuant to the judgment will not exceed
      $350,000, exclusive of costs, pre and post judgment interest and other charges which may apply.

      As a result of the jury's findings, the primary insurer of the individual defendants, which had entered into a Funding Agreement under which the insurer had promised to pay 60% of the legal fees and other expenses associated with the defense of this suit, after the retention amount of $250,000 had been paid, sent a letter stating that it was terminating the Funding Agreement.
      Accordingly, the insurer has declined to participate in the payment of any part of the judgment or additional costs and fees and expenses to be incurred in this matter and could seek a repayment of advances already made. The Company intends to pursue its rights under its insurance policies and to enforce the Funding Agreement previously entered into with the insurance company. All parties have filed post trial motions in connection with this judgment.

      Life Support Ambulance, Inc. ("LSA"), a subsidiary of the Company, received a notice of suspension of payments relating to Medicare billings submitted by LSA to its Medicare intermediary effective
      April 6, 1995. The suspension was imposed because the intermediary had received evidence that prior payments made to LSA may not have been billed correctly. The intermediary has not yet quantified the nature of the alleged deficiency in billing procedures nor the amount for which LSA may have improperly billed Medicare. In connection therewith, the Office of the Inspector General has issued a search warrant and seized certain records of LSA. LSA believes that it has operated, at all times, in substantial compliance with all provisions required by Medicare relating to reimbursement for services. On August 11, 1995, LSA reached an agreement with its Medicare intermediary whereby Medicare will retain, until resolution of the issues amounts it is currently holding, approximately $3,100,000 and 25% of future billings processed. In connection with the agreement, Geriatric & Medical
      Companies, Inc. has agreed to guarantee the payment by LSA of up to $5,000,000 of any finally determined overpayments. It is not possible to determine at the present time the length of the suspension or whether such suspension will have a material adverse effect on the operations or the financial condition of the Company.


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

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION


INTRODUCTION

       Geriatric & Medical Companies, Inc., Inc., (hereinafter, together with its subsidiaries, referred to as the "Company") is a Mid-Atlantic health care company providing support services to hospitals, HMO's, physician groups and nursing homes. It also is a major long-term care provider in Pennsylvania and New Jersey. The Company operates through the following companies:

The Operating Companies

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

Diagnostic and Rehab Technologies (DRT) provides diagnostic and rehabilitative management services including portable x-ray, Holter monitoring, ultra sound, echocardiograms, and physical, speech and occupational therapy, primarily to skilled nursing facilities. The
Diagnostics division provides portable x-ray, Holter monitoring, ultra sound and echocardiograms to approximately 6,000 long term care beds. The Rehab Tech Division provides comprehensive rehabilitation programs to approximately 4,000 long term care beds which include physical and occupational therapists, speech pathologists and administrative personnel. The division also manages five subacute medical specialty units, known as Rehab Tech
Units. These units provide rehabilitation, non-acute cardiac care, wound care, infusion therapy, neurological, oncology, pulmonary and post surgical care at units located within long term care facilities.

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

Results of Operations

Operating revenues were $3,434,000 higher in the three months ended
August 31, 1995 primarily as a result of bed additions placed in service during fiscal, 1995, ($1,189,000), and revenues generated from Medicare certified and sub-acute units, ($1,792,000). The remaining increase was generated from higher volumes in certain of the Company's support service businesses which includes the effect of ambulance companies acquired during the second and third quarters of fiscal, 1995.

Operating expenses for the three months ended August 31, 1995 increased $2,500,000 as a result of business and revenue growth.
Operating expenses improved as a percentage of revenues due to continued cost containment and efficiencies.

Depreciation and amortization was $163,000 higher for the quarter ended August 31, 1995 resulting from the depreciation on new beds added, acquisition of ambulance equipment in connection with acquisitions and amortization of goodwill.

Interest expense rose $262,000 when compared to the same period of the prior year which is principally attributed to the debt related to new beds opened in fiscal, 1995.

Liquidity and Capital Resources

In November 1993, the Company entered into a $25 million accounts receivable sale agreement, with recourse. This is a three year agreement with program costs charged at 9.84% of the outstanding receivables sold.  In May 1994, the Company entered into an
additional agreement to sell certain receivables due from third-
party payors. The program cost charged is 9.75% of outstanding
amounts sold.    The maximum amount to be sold under this agreement
is $5,000,000.   The amount outstanding at August 31, 1995 under
these agreements was $20,496,000.  These agreements expire in
November, 1997.  The Company has accounted for these transactions as a sale but may be treated as a financing (borrowing) transaction for Medicare/Medicaid purposes.


A substantial part of the Company's revenues consists of reimbursements under the Pennsylvania Medicaid Program, a retrospective cost based program that typically results in the generation of large receivables which are periodically settled.
Pennsylvania had previously announced plans to switch to a prospective Medicaid reimbursement system effective January, 1994 which did not occur. It is not known whether Pennsylvania has announced that it intends to institute a prospective system effective January 1, 1996. The proposed regulations are still being finalized and the ultimate impact on cash flows or operations of the Company is not known. The Company presently expects that the State of Pennsylvania will increase its rates as of July, 1995 and also anticipates Pennsylvania will pay tentative settlements on its fiscal 1995 cost reports during fiscal 1996.

The Company's subsidiary, Life Support Ambulance, Inc. (LSA), on
April 6, 1995 received a notice of suspension of payment pertaining to Medicare billings submitted to its Medicare intermediary. The
Company believes the suspension was imposed because of evidence received by the intermediary that prior payments may not have been billed correctly. LSA believes it has operated, at all times, in substantial compliance with all provisions required by Medicare for reimbursement of its services. On August 11, 1995 LSA reached an agreement with its Medicare intermediary whereby Medicare will retain, until resolution of the issues, all amounts being held at the time of agreement and 25% of future billings processed. (Total being held at August 31, 1995 was $$3,323,000.) In connection with the agreement, Geriatric & Medical Companies, Inc. has agreed to guarantee the payment by LSA of up to $5,000,000 of any finally determined overpayments. It is not possible to determine at the present time the length of suspension, or whether such suspension will have a material adverse effect on the operations or financial condition of the Company.

The Company reached a settlement in Fiscal 1994, with the Office of the United States Attorney for the Eastern District of Pennsylvania regarding the joint venture and management arrangements of its subsidiary United Health Care Services, Inc. whereby the Company is required to pay $340,000 in Fiscal, 1996 and $440,000 in Fiscal, 1997.

The Company's trade receivables have increased $10,441,000 for the three months ended August 31, 1995 primarily as a result of the suspension of payments to LSA, discussed above, and a slow down in payment for services provided to outside long term care facilities.
The outside long term care facilities are experiencing a temporary slow down in cashflow as they await tentative payment for their fiscal, 1995 cost reports.

As more fully discussed in Note 3, the Company is a party to various legal and other matters asserted against the Company. The ultimate liability resulting from the foregoing matters cannot presently be determined. Accordingly, no provision for any liability that may result has been made to the accompanying consolidated financial statements.

The Company intends to meet its capital commitments and working capital requirements in fiscal 1996 from operations, existing financing arrangements including the $25 million and $5 million receivable funding facilities, or the sale or refinancing of other assets.

PART II      OTHER INFORMATION


Item 6       EXHIBITS AND REPORTS ON FORM 8-K

             (a)    Exhibits

                    Exhibit 27 - Article 5 FDS

             (b)    Reports on Form 8-K

                    None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           GERIATRIC & MEDICAL COMPANIES, INC.



October 2, 1995            By:
                               James J. O'Malley

