Form 10-Q
period 1995-11-30
GERIATRIC & MEDICAL COMPANIES INC
filed 1996-01-16
CIK 41147

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      Form 10-Q

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended    November 30, 1995

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

On January 12, 1996, there were 15,416,683 shares of common stock, $.10 par value, outstanding.

                           GERIATRIC & MEDICAL COMPANIES,
                                INC. AND SUBSIDIARIES

                                        INDEX

Part I       Financial Information                                  Page

Item 1       Financial Statements

             Consolidated Balance Sheets ---
             November 30, 1995 (unaudited)
             and May 31, 1995                                          3

             Consolidated Statements of
             Operations (unaudited) ---
             Three and Six months ended November 30, 1995
             and November 30, 1994                                     4

             Consolidated Statements of
             Cash Flows (unaudited) ---
             Six months ended November 30, 1995
             and November 30, 1994                                     5

             Notes to Consolidated Financial Statements              6-9

Item 2       Management's Discussion and Analysis of Results of
             Operations and Financial Condition                    10-14

Part II      Other Information

Item 6       Exhibits and Reports on Form 8-K                         15

Signature                                                             16

Exhibit 27 - Article 5 FDS                                            17


                                       2

    PART I         FINANCIAL INFORMATION

    ITEM 1 GERIATRIC & MEDICAL COMPANIES INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS EXCEPT PAR VALUES AND SHARES)



                                             November 30,  May 31,
                                               1995         1995 *
        ASSETS                               (Unaudited)

    Current Assets:
      Cash                                  $     487     $   3,368
      Restricted cash                             704           715
      Patients' funds                           1,401         1,388
      Accounts receivable, net of allowance
        of $8,858 at November 30, 1995 and
        $7,733 at May 31, 1995                 36,596        24,145
      Other receivables, net of allowance
        of $975                                 5,418         5,919
      Prepaids and other assets                 3,446         6,622
      Inventories                               4,180         5,154
      Due from third-party payors, net of
        allowance of $4,299 at November 30,
        1995 and $3,391 at May 31, 1995        14,236        13,948

          Total current assets                 66,468        61,259

    Property and equipment:
      Land                                      3,614         3,702
      Building and improvements                99,711        99,971
      Equipment and fixtures                   39,079        38,299
      Construction-in-progress                 10,184         5,259
                                              152,588       147,231

    Less accumulated depreciation              63,196        59,293
                                               89,392        87,938

    Other noncurrent assets:
      Restricted cash                           2,911         3,021
      Investments in joint ventures               385           385
      Goodwill net of accumulated amortization
        of $430 at November 30, 1995 and
        $359 at May 31, 1995                    2,498         2,567
      Notes and other receivables               9,504        11,132
      Deferred charges and other, net of
        accumulated amortization of $3,237
        at November 30, 1995 and $2,891
        at May 31, 1995                         9,938        10,415
                                               25,236        27,520

                                            $ 181,096     $ 176,717

                                            November         May 31,
                                             1995             1995 *
       LIABILITIES                       (Unaudited)

      Current Liabilities:
      Current portion of long-term debt         $   3,077   $  2,906
      Accounts payable                             20,739     23,770
      Accrued expenses                             11,570     10,151
      Total current liabilities                    35,386     36,827



      Other long-term liabilities                   2,949      3,090
      Long-term debt                              124,111    120,660

      Subordinated debenture                        1,000      1,000

      Deferred gains                                  492        492

      Commitments and contingencies


      STOCKHOLDERS' EQUITY (DEFICIT)

      Preferred stock, $.10 par, authorized
      15,000,000 shares; none were issued
      or outstanding                                 -           -
      Common stock, $.10 par, authorized
      30,000,000 shares in 1995 and 1994;
      issued and outstanding 15,416,183 as of
      November 30, 1995 and 15,244,261
      as of May 31, 1995                              1,542    1,524
      Capital in excess of par value                 14,730   14,643
      Accumulated earnings (deficit)                    886   (1,519)
                                                     17,158   14,648

                                                  $ 181,096  $176,717


* Reclassified for comparative purposes

             See accompanying notes to consolidated financial statements.


                     GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                              (In thousands except per common share)

                                           (Unaudited)

                               Three Months Ended        Six Months Ended

                                  Nov. 30,   Nov. 30,   Nov. 30,   Nov. 30,
                                    1995       1994      1995        1994
Operating Revenues, net          $ 49,506  $  47,782  $  98,915   $ 93,757

   Expenses:

   Operating expenses              41,658     40,850     83,263     79,955
   Depreciation and amortization    2,252      2,074      4,493      4,152
   Interest expense, net            2,991      2,648      5,973      5,368
   Provision for costs on sale
    of accounts receivable            984        928      2,059      2,080
                                   47,885     46,500     95,788     91,555

   Income before income taxes      1,621       1,282      3,127      2,202
   Income taxes                      373         257        722        437


   Net Income                    $ 1,248   $   1,025   $  2,405   $  1,765

   Earnings per common share     $  0.08   $    0.07   $   0.16   $   0.12

    Average common shares
     outstanding                  15,313      15,196     15,313     15,196



    See accompanying notes to consolidated financial statements.


 GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 SIX MONTHS ENDED NOVEMBER 30, 1995 AND NOVEMBER 30, 1994
 (IN THOUSANDS)
 (UNAUDITED)

                                                       1995        1994 *
    CASH FLOWS FROM OPERATING ACTIVITIES:

      Net income                              $       2,405   $   1,765

      Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
          Provision for uncollectible accounts        2,019       2,039
          Depreciation and amortization               4,493       4,152
          Other items                                   350           -
          Changes in assets and liabilities,
          net of effects from acquisitions:
              Increase in patients' funds               (13)      (895)
              Increase in accounts receivable       (14,470)    (3,110)
              Decrease in other receivables             501         87
              Decrease in prepaids and other assets
              and inventories                         4,150        228
              (Increase) decrease in net amounts
              due from third-party payors              (288)       452
              Decrease in accounts payable and
              accrued expenses                       (1,612)    (2,517)
              Decrease in other long-term liabilities  (141)      (278)
          Net cash (used in) provided by operating
          activities                                 (2,606)     1,923

    CASH FLOWS FROM INVESTING ACTIVITIES:

      Capital expenditures                             (640)    (1,383)
      Capital expenditures financed by construction
          and property improvement funds             (4,867)    (1,535)
      Decrease in notes and other receivables         1,628        351
      Acquisitions of ambulance companies, net of
      cash acquired                                       -       (364)
      Other investing activities, net                   530        234
          Net cash used in investing activities      (3,349)    (2,697)

    CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from borrowings                        4,867     2,535
      Repayment of debt                              (1,569)   (2,942)
      Decrease in restricted cash                       121     1,325
      Expenditures for deferred charges                (355)     (682)
      Proceeds from issuance of common stock             10        24
          Net cash provided by financing              3,074       260

    NET DECREASE IN CASH AND CASH EQUIVALENTS        (2,881)     (514)

    CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR    3,368       927

    CASH AND CASH EQUIVALENTS AT END OF PERIOD    $     487   $   413

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
      Interest                                    $    8,172  $ 8,073
      Income taxes                                $      313  $    91

    SUPPLEMENTAL SCHEDULE OF NONCASH ITEMS:
      Assets acquired under capital leases        $      324   $  607
      Acquisitions of ambulance companies:
          Fair value of assets acquired           $        -   $1,911
          Cash paid and debt issued                        -   (1,593)
          Liabilities assumed                     $        -   $  318


    * Reclassified for comparative purposes

See accompanying notes to consolidated financial statements.


              GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     Principles of Consolidation and Presentation:

       In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of November 30, 1995 and May 31, 1995, and the results of operations for the three and six months ended November 30, 1995 and November 30, 1994 and changes in cash flows for the six months ended November 30, 1995 and November 30, 1994. These financial statements should be read in conjunction with Geriatric & Medical Companies, Inc.'s (the "Company") annual report filed with the Securities and Exchange Commission for the year ended May 31, 1995. Results of operations for the three and six months ended November 30, 1995 and November 30, 1994 are not necessarily indicative of results of operations expected for the full year.

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

       Under the terms of the agreement, the Company will pay program costs at 9.84% on the outstanding receivables submitted and sold. During the six month period ended November 30, 1995 and 1994, the Company submitted and sold approximately $55,612,000 and $54,298,000, respectively, of certain qualifying accounts receivables. As of November 30, 1995 and 1994, the balance of the receivables submitted for sale was approximately $15,958,000 and $16,852,000 of which approximately $12,766,000 and $13,482,000 were funded. The unfunded portion is included in other receivables on the balance sheets.

       In May 1994, the Company entered into an agreement to sell certain long-term receivables due from third-party payors. The program costs charged are 9.75% of the outstanding receivables submitted and sold. The maximum amount of cash available under this agreement is $5,000,000. The Company received, net of reserves 80% of net third party receivables sold. During the six month period ended November 30, 1995 and 1994, the Company submitted and sold approximately $3,000,000 and $3,103,000 of certain qualifying accounts receivables. As of November 30, 1995 and 1994 the balance of the receivables submitted for sale was approximately $3,150,000 and $2,938,000, respectively.

       For the six months ended November 30, 1995 and 1994, the Company has recognized a provision for costs on sale of accounts receivable of $2,059,000 and $2,080,000 respectively. The provision for costs on sale of accounts receivable consists of : (A) program and other costs incurred on receivables sold and (B) servicing costs relating to the collection of receivables sold. Under the sale agreement, the Company continues and is required to service the accounts receivable sold.

3.     Commitments and Contingencies:

       All of the following are updates of committments and contingicies previously disclosed:



A. Geriatric & Medical Companies, Inc. (the "Company") was named a defendant, together with GMS Management, Inc., and various current and former officers of the Company, in a class action suit which was filed in September, 1992, in the United States District Court for the Eastern District of Pennsylvania in Philadelphia. The plaintiff class alleged that, among other things, various reports and press releases issued by the Company misrepresented or omitted adverse material facts concerning various matters relating to the Company and its affairs. The plaintiff class did not seek a specified sum other than "to pay to plaintiff and to all members of the class damages in an amount to be proven at trial, with interest thereon." The jury returned a verdict on Friday, June 9, 1995, resulting in no liability on five of the six alleged misrepresentations or omissions set forth in the plaintiff's complaint. The jury found in favor of the plaintiff class with respect to the remaining alleged omission relating to the criminal investigation conducted by the Pennsylvania Attorney General. Based on the findings of the jury, the court entered judgment of $.20 per share in damages for each share of the Company's common stock purchased by a class member during the period March 1, 1992 to September 2, 1992. The Company believes that damages in the aggregate, calculated pursuant to the judgment will not exceed $350,000, exclusive of costs, pre and post judgment interest and other charges which may apply.

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

B. Life Support Ambulance, Inc. ("LSA"), a subsidiary of the Company, received a notice of suspension of payments relating to Medicare billings submitted by LSA to its Medicare intermediary effective April 6, 1995. The suspension was imposed because the intermediary had received evidence that prior payments made to LSA may not have been billed correctly. The intermediary has not yet quantified the nature of the alleged deficiency in billing procedures nor the amount for which LSA may have improperly billed Medicare. In connection therewith, the Office of the Inspector General issued a search warrant and seized certain records of LSA. Subsequently, the Company has responded to subpoenas issued by the federal grand jury investigating this matter. LSA believes that it has operated, at all times, in substantial compliance with all provisions required by Medicare relating to reimbursement for services. On August 11, 1995, LSA reached an agreement with its Medicare intermediary whereby Medicare will retain, until resolution of the issues amounts it was then holding, approximately $3,100,000 and 25% of future billings processed. In connection with the agreement, Geriatric & Medical Companies, Inc. has agreed to guarantee the payment by LSA of up to $5,000,000 of any finally determined overpayments. As of November 30, 1995, the amount being held by the intermediary was approximately $3,800,000.
       It is not possible to determine at the present time the length of the suspension or whether such suspension will have a material adverse effect on the operations or the financial condition of the Company.

C. On May 19, 1995, the U.S. Attorney for the Eastern District of Pennsylvania delivered a draft complaint to the Company which alleges that Healthcare Hospitality Services, Inc. ("HCHS"), a subsidiary of the Company, failed to recommend adequate nutritional requirements to three residents of a nursing home facility (the "Facility") previously managed by another subsidiary of the Company. The draft complaint contains a further allegation that HCHS billed Medicare and state medical assistance programs for reimbursement for nutritional services which were not provided to such residents. The U.S. Attorney has invited the Company to discuss a possible resolution of this matter before the filing of such complaint in federal district court. The Company has had preliminary discussions with the U.S. Attorney and believes that this matter may be settled prior to the filing of such complaint by the payment of an as of yet unspecified amount, with no admission of wrongdoing. Although the outcome of this matter can not be predicted, the Company denies any wrongdoing and is prepared to vigorously defend this action should the complaint be filed. The Company's management agreement with the Facility provides that the Facility indemnify and hold the Company harmless with respect to claims such as that alleged by the U.S. Attorney. However, it is unclear whether the Facility has or would have the funds necessary to provide such indemnification.

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

Item 2

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF RESULTS OF OPERATIONS
                               AND FINANCIAL CONDITION



INTRODUCTION

       Geriatric & Medical Companies, Inc., Inc., (hereinafter, together with its subsidiaries, referred to as the "Company") is a Mid-Atlantic health care company providing support services to hospitals, HMO's, physician groups and nursing homes. It also is a major of long term care services provider in Pennsylvania and New Jersey. The Company operates through the following companies:

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


Results of Operations

             Net operating revenues for the three months ended November 30, 1995 were $49,506,000 as compared to $47,782,000 for the corresponding period of fiscal 1995, an increase of $1,724,000 or 3.6%. Net operating revenues for the six months ended November 30, 1995 were $98,915,000 as compared to $93,757,000 for the corresponding period of fiscal, 1995, or an increase of $5,158,000 or 5.5%

             The increases for the three and six month periods ended November 30, 1995 are primarily a result of bed additions placed in service during fiscal, 1995, and revenues generated rate increases resulting from its Medicare units $1,251,000 and $4,777,000, respectively. The remaining increases were generated from higher volumes in certain of the Company's support service businesses which includes the effect of ambulance companies acquired during the second and third quarters of fiscal, 1995.

             Operating expenses increased $808,000 and $3,308,000 for both the three and six month periods ended November 30, 1995 as a result of increased volumes and the effect of ambulance companies acquired during the second and third quarters of fiscal, 1995. Operating expenses decreased as a percentage of revenues due to continued cost containments and efficiencies.

             Depreciation and amortization increased $178,000 for the three months ended November 30, 1995 and $341,000 for the six months ended November 30, 1995 as the result of depreciation on new beds added and the acquisition of ambulance equipment in connection with acquisitions and amortization of goodwill.

             Interest expense rose $343,000 for the three months ended November 30, 1995 and $605,000 for the six months ended November 30, 1995 when compared to the same periods of the prior year. This increase is principally attributed to the debt related to new beds opened in fiscal, 1995 and interest incurred on the $1,000,000 subordinated debenture.


             Income tax expense increased 15% as a percentage of pretax income as compared to the same period of the prior year resulting primarily from the full utilization of federal net operating loss carryforward tax credits during fiscal, 1996.

Liquidity and Capital Resources

             In November 1993, the Company entered into a $25 million accounts receivable sale agreement, with recourse. This is a three year agreement with program costs charged at 9.84% of the outstanding receivables sold. In May 1994, the Company entered into an additional agreement to sell certain receivables due from third-party payors. The program cost charged is 9.75% of outstanding amounts sold. The maximum amount to be sold under this agreement is $5,000,000. The amount outstanding at November 30, 1995 under these agreements was $19,108,000. These agreements expire in November, 1997. The Company has accounted for these transactions as a sale but may be treated as a financing (borrowing) transaction for Medicare/Medicaid purposes.

       On December 28, 1995 the Company entered into a $5,000,000 line of credit agreement with a commercial bank. The line of credit is secured by certain real estate and private receivables not sold under the accounts receivable financing agreement discussed above. Interest on the line is at the Prime Rate plus 1%. The line is renewable annually and may, at the Company's option, be converted to a three (3) year term loan.

             A substantial part of the Company's revenues consists of reimbursements under the Pennsylvania Medicaid Program, a retrospective cost based program that typically results in the generation of large
             receivables which are periodically settled.   As
             discussed in the next paragraph Pennsylvania is implementing a new system effective January 1, 1996.


Pennsylvania has adopted regulations, effective January 1, 1996, to implement a new case-mix payment system which the federal government mandated in 1987 to replace its retrospective cost reimbursement system. While the regulations were published in December 1995, many details of the new system have not been finalized and implementation of the new system is contingent on federal review and approval of funding arrangements entered into with counties (Intergovernment Transfer Agreements) and of the new system's compliance with federal requirements. The Company expects that its long term care Medicaid rates in Pennsylvania under the new system will be lower than under the old system. It is not possible at this time to determine the net impact of the new system on the Company's results, since final rates have not yet been established.

In expectation of the new system, the Company has commenced steps to reduce costs and continues aggressive program to reduce its concentration on Medicaid programs and shift to other payor programs and opportunities. The Company has also initiated discussions with Pennsylvania officials to qualify some of its Pennsylvania nursing facilities for rate exceptions. The Company is also exploring with other Pennsylvania providers and provider associations possible litigation to delay or preclude implementation of the new case-mix payment system for failure to meet federal procedural and substantive requirements for state Medicaid rates, including lack of federal approval prior to implementation. Management believes that the results of these activities will be to mitigate what could otherwise be a substantial adverse effect on the Company's results from the implementation of the new system.

The Company's subsidiary, Life Support Ambulance, Inc. (LSA), on April 6, 1995 received a notice of suspension of payment pertaining to Medicare billings submitted to its Medicare intermediary. The Company believes the suspension was imposed because of evidence received by the intermediary that prior payments may not have been billed correctly. LSA believes it has operated, at all times, in substantial compliance with all provisions required by Medicare for reimbursement of its services. On August 11, 1995 LSA reached an agreement with its Medicare intermediary whereby Medicare will retain, until resolution of the issues, all amounts being held at the time of agreement and 25% of future billings processed. (Total being held at November 30, 1995 was approximately $3,800,000.) In connection with the agreement, Geriatric & Medical Companies, Inc. has agreed to guarantee the payment by LSA of up to $5,000,000 of any finally determined overpayments. It is not possible to determine at the present time the length of suspension, or whether such suspension will have a material adverse effect on the operations or financial condition of the Company.

  The Company reached a settlement in Fiscal 1994, with the Office of the United States Attorney for the Eastern District of Pennsylvania regarding the joint venture and management arrangements of its subsidiary United Health Care Services, Inc. whereby the Company is required to pay $340,000 in Fiscal, 1996 and $440,000 in Fiscal, 1997.

  The Company's net trade receivables have increased
$12,451,000 for the six months ended November 30, 1995 primarily as a result of the suspension of payments to LSA, discussed above, and a slow down in payment for services provided to outside long term care facilities. The outside long term care facilities are experiencing a temporary slow down in cashflow as they await tentative payment for their fiscal, 1995 cost reports.

  As more fully discussed in Note 3, the Company is a party to various legal and other matters asserted against the Company. The ultimate liability resulting from the foregoing matters cannot presently be determined. Accordingly, no provision for any liability that may result has been made to the accompanying consolidated financial statements.

  The Company intends to meet its capital commitments and working capital requirements in fiscal 1996 from operations, existing financing arrangements, or the sale or refinancing of other assets.
PART II      OTHER INFORMATION


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




                                GERIATRIC & MEDICAL COMPANIES, INC.



January 16, 1996                       By:

                                             James J. O'Malley