Form 10-Q
period 1996-02-29
GERIATRIC & MEDICAL COMPANIES INC
filed 1996-04-16
CIK 41147

April 15, 1996

        Securities and Exchange Commission
        Washington, DC 20549

        Gentlemen:

        Pursuant to the requirements of the Securities and Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q for the third quarter ended February 29, 1996, for Geriatric & Medical Companies, Inc.

                                                Sincerely,

                                                James J. O'Malley
                                                Vice President and
                                                Chief Financial Officer

     THIS DOCUMENT IS A COPY OF THE FORM 10-Q FOR THE QUARTER FOR THE QUARTER ENDED FEBRUARY 29, 1996 FILED ON APRIL 16, 1996 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION


        SECURITIES AND EXCHANGE COMMISSION
        Washington, D.C.  20549


        Form 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended    February 29, 1996

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

On April 12, 1996, there were 15,429,600 shares of common stock, $.10 par value, outstanding.



        GERIATRIC & MEDICAL COMPANIES,
         INC. AND SUBSIDIARIES

        INDEX

Part I  Financial Information                                           Page

Item 1  Financial Statements

                Consolidated Balance Sheets ---
                February 29, 1996 and May 31, 1995                       3

                Consolidated Statements of  Operations  ---
                Three months and nine months ended
                February 29, 1996 and February 28, 1995                  4

                Consolidated Statements of  Cash Flows  ---
                Nine months ended February 29, 1996
                and February 28, 1995                                    5

                Notes to Consolidated Financial Statements               6-8

Item 2  Management's Discussion and Analysis of Results of
                Operations and Financial Condition                       9-15

Part II Other Information

Item 6  Legal Proceedings                                                16

Item 6  Exhibits and Reports on Form 8-K                                 16

Signature                                                                17

Exhibit 27      Article 5 - Financial Data Schedule                      18


PART I         FINANCIAL INFORMATION

ITEM 1             GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS EXCEPT PAR VALUES AND SHARES)




                                         February 29,  May 31,
                                             1996       1995 *
    ASSETS                                 (Unaudited)
Current Assets:

  Cash                                  $     592     $   3,368
  Restricted cash                           4,663           715
  Patients' funds                           3,151         1,388
  Accounts receivable, net of allowance
    of $8,658 at February 29, 1996 and
    $7,733 at May 31, 1995                 36,221        24,145
  Other receivables, net of allowance
    of $975                                 5,130         5,919
  Prepaids and other assets                 2,863         6,622
  Inventories                               4,457         5,154
  Due from third-party payors, net of
    allowance of $4,093 at February 29,
    1996 and $3,391 at May 31, 1995        15,837        13,948

      Total current assets                 72,914        61,259
Property and equipment:
  Land                                      3,614         3,702
  Building and improvements                99,814        99,971
  Equipment and fixtures                   39,571        38,299
  Construction-in-progress                 12,549         5,259
                                          155,548       147,231

Less accumulated depreciation              65,105        59,293
                                           90,443        87,938

Other noncurrent assets:
  Restricted cash                           2,910         3,021
  Investments in joint ventures               385           385
  Goodwill net of accumulated amortization
    of $467 at February 29, 1996 and
    $359 at May 31, 1995                    2,481         2,567
  Notes and other receivables               9,418        11,132
  Deferred charges and other, net of
    accumulated amortization of $3,537
    at February 29, 1996 and $2,891
    at May 31, 1995                         9,935        10,415
                                           25,129        27,520

                                        $ 188,486     $ 176,717

                                        February 29,     May 31,
                                          1996           1995
                                       (Unaudited)

LIABILITIES

Current liabilities:
Current portion of long-term debt and
subordinated debenture                 $   4,475        $   2,906
Accounts payable                          23,647           23,770
Accrued expenses                          12,069           10,151

Total current liabilities                 40,191           36,827

Other long-term liabilities                3,166            3,090
Long-term debt                           126,220          120,660
Subordinated debenture                      -               1,000
Deferred gains                               492              492

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.10 par, authorized
15,000,000 shares; none were issued
or outstanding
Common stock, $.10 par, authorized          -                  -
30,000,000 shares in 1996 and 1995;
issued and outstanding 15,429,600, as of
February 29, 1996 and 15,244,261
as of May 31, 1995                          1,543            1,524
Capital in excess of par value             14,736           14,643
Retained earnings (deficit)                 2,138           (1,519)

                                           18,417           14,648

                                         $188,486         $176,717



*  Reclassified for comparative purposes

          See accompanying notes to consolidated financial statements.

                                  3




                       GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                (In thousands except per common share)

                                              (Unaudited)



                            Three Months Ended           Nine Months Ended

                         Feb. 29,      Feb. 28,      Feb. 29,       Feb. 28,
                         1996          1995          1996           1995


Operating revenues, net
                           $   49,186    $   48,565    $  148,101   $  142,322

  Expenses:

Operating expenses              41,611        40,845       124,874      120,800
Depreciation and amortization    2,295         2,238         6,788        6,390
Interest expense, net            2,604         2,792         8,577        8,160
Provision for costs on sale
   of accounts receivable        1,050         1,174         3,109        3,254
                                47,560        47,049       143,348      138,604

Income before income taxes       1,626         1,516         4,753        3,718
Income taxes                       374           308         1,096          745


Net Income                  $    1,252    $    1,208    $    3,657   $    2,973

Earnings per common share   $     0.08    $     0.08    $     0.24   $     0.20

Average common shares
    outstanding                 15,351        15,201        15,351       15,201



              See accompanying notes to consolidated financial statements

                                          4


                GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
              NINE MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
                             (IN THOUSANDS)
                               (UNAUDITED)


                                                         1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                     $       3,657   $     2,973

  Adjustments to reconcile net income to net cash
  provided by operating activities:
      Provision for uncollectible accounts               2,168         3,101
      Depreciation and amortization                      6,788         6,390
      Other items                                          134           423
   Changes in assets and liabilities,  net of effects from acquisitions:
      Increase in patients' funds and other, net        (1,763)       (1,364)
      Increase in accounts receivable                  (14,244)       (7,181)
      (Increase) decrease in other receivables             789        (2,268)
      (Increase) decrease in prepaids and other          4,456        (2,206)
      assets and inventories
      (Increase) decrease in net amounts due            (1,889)          422
      from third party payors
      Increase  in accounts payable and accrued          1,795         4,699
      expenses
      Increase (decrease) in other long-term                76          (284)
      liabilities
   Net cash provided by operating activities             1,967         4,705

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                  (1,179)       (2,335)
  Capital expenditures financed by construction
      and property improvement funds                    (6,900)       (1,856)
  Decrease in notes and other receivables                1,714           241
  Acquisitions of ambulance companies, net of cash           -          (423)
   acquired
  Other investing activities, net                          532           114
   Net cash used in investing activities                (5,833)       (4,259)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from borrowings                               8,721         1,308
  Repayment of debt                                     (3,505)       (2,229)
  Increase (decrease) in restricted cash                (3,837)        1,685
  Expenditures for deferred charges                       (299)         (936)
  Proceeds from issuance of common stock                    10            47
  Net cash provided by (used in)                         1,090          (125)
   financing activities

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENT     (2,776)            321

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           3,368             927

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $         592   $       1,248

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
      Interest                                   $      12,152   $      11,780
      Income taxes                               $         346   $         138

SUPPLEMENTAL SCHEDULE OF NONCASH ITEMS:
  Assets acquired under capital leases           $         913   $       1,204
  Acquisitions of ambulance companies:
  Fair value of assets acquired                  $           -   $       2,470
  Cash paid and debt issued                                  -          (2,152)
  Liabilities assumed                            $           -   $         318





               See accompanying notes to consolidated financial statements.

                                      5



        GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Principles of Consolidation and Presentation:
In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments
(consisting of normal recurring accruals) necessary to present fairly the financial position as of February 29, 1996 and May 31, 1995, and the results of operations for the three and nine months ended February 29, 1996 and February 28, 1995 and changes in cash flows for the nine months ended
February 29, 1996 and February 28, 1995. These financial statements should be read in conjunction with Geriatric & Medical Companies, Inc's
(the "Company") Annual Report filed with the Securities and Exchange Commission for the year ended May 31, 1995. Results of operations for the three and nine months ended February 29, 1996 and February 28, 1995 are not necessarily indicative of results of operations expected for the full year.

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

Under the terms of the agreement, the Company will pay program costs at 9.84% on the outstanding receivables submitted and sold. During the nine month periods ended February 29, 1996 and February 28, 1995, the Company submitted and sold approximately $83,390,000 and $82,704,000, respectively, of certain qualifying accounts receivables. As of February 29, 1996 and February
28, 1995, the balance of the receivables submitted for sale was approximately $15,063,000 and $17,995,000 of which approximately $12,051,000 and
$14,396,000 were funded, respectively. The unfunded portion is included in other receivables on the balance sheets.

In May 1994, the Company entered into an agreement to sell certain long-term receivables due from third-party payors. The program costs charged are 9.75% of the outstanding receivables submitted and sold.
The maximum amount of cash available under this agreement is $5,000,000. The Company received, net of the reserves 80% of net third party receivables sold. During the nine month period ended February 29, 1996 and February 28, 1995, the Company submitted and sold approximately $4,500,000 and $4,371,000 of certain qualifying accounts receivables. As of February 29, 1996 and February 28, 1995, the balance of the receivables submitted for sale was approximately $4,740,000 and $4,997,000 respectively.

For the nine months ended February 29, 1996 and February 28, 1995, the Company has recognized a provision for costs on sale of accounts receivable of $3,109,000 and $3,254,000 respectively. The provision for costs on sale of accounts receivable consists of: (A) program and other costs incurred on receivables sold; and (B) servicing costs relating to the collection of receivables sold. Under the sale agreement, the Company continues and is required to service the accounts receivable.

3.  Commitments and Contingencies:

The following are updates of commitments and contingencies previously disclosed:

A. Geriatric & Medical Companies, Inc. (the "Company") was named a defendant, together with GMS Management, Inc., and various current and former officers of the Company, in a class action suit which was filed in September, 1992, in the United States District Court for the Eastern District of Pennsylvania in Philadelphia. On March 29, 1996, the Company reached an agreement in principal to settle the claims of the plaintiff class. This agreement is subject to execution of a definitive agreement and court review and approval to settle the claims in connection with this suit. A payment up to a maximum of $1,900,000 will be made to a claims settlement fund, of which 50% will be paid by the Company's insurance carrier. This fund will be used to resolve all claims of the members of the plaintiff class on a claims made basis and to pay the attorneys'fees and costs incurred by the plaintiff class.

The ultimate amount of this settlement cannot be determined at this time. When the ultimate amount is known, the Company will record a provision for that amount which is anticipated to be less than the Company's maximum share of $950,000.

B. On February 21, 1996, a Company subsidiary reached an agreement with the U.S. Attorney to settle the previously reported matter involving reimbursement for certain nutritional services provided at a nursing facility (the "Facility") previously managed by that subsidiary. The Company entered into this settlement, without admitting any wrongdoing, in order to avoid the substantial expense and management disruption of litigation.
The settlement resulted in a charge in the quarter ended February 29, 1996 of $429,000, before taxes. The Company's management agreement with the Facility provides that the Facility indemnify and hold the Company harmless with respect to claims such as that alleged by the U.S. Attorney. However, it is unclear whether the Facility has, or would have, the funds necessary to provide such indemnification.

C. Life Support Ambulance, Inc. (LSA), a subsidiary of the Company, received notice of suspension of payments relating to Medicare billing submitted to its Medicare intermediary, effective April 6, 1995. The intermediary has alleged that overpayments have occurred related to prior LSA billings.

In August, 1995, the intermediary partially lifted the suspension and has since paid LSA 75% of all subsequent approved billings. As of February 29, 1996, the intermediary had withheld approximately $4,200,000 in escrow pending resolution of this matter. The amount is included in restricted cash in the accompanying balance sheets.

On April 2, 1996, LSA received notice of the results of the intermediary's audit, including a calculated overpayment of approximately $5,000,000 through March 31, 1995. LSA is reviewing the intermediary's results and believes there are errors in, among other things, (i) the sampling techniques used; (ii) the conclusions reached relative to the appropriateness of payments for claims in the audit sample, and (iii) the projection technique of the ultimate overpayment calculation. LSA intends to vigorously defend its position and utilize all available administrative and legal processes to protect its rights in this matter.

LSA believes that it has operated at all times in substantial compliance with all provisions required by Medicare relating to reimbursement for services. The Company is not able, at this time, to predict the ultimate outcome of this matter.

D. The Company is involved in routine government inquiries, audit survey and administrative proceedings concerning its activities and operations. The Company is also involved in various claims and legal actions arising in the ordinary course of business. The Company believes that the outcome of these other matters will not have a material adverse effect on the Company's operations, financial position and cash flows.

4.  Interest Expense:

Interest expense is reflected net of interest income of approximately $706,000 and $402,000 for the three month periods ended February 29, 1996 and February 28, 1995 and $1,352,000 and $1,171,000 for the nine month periods ended February 29, 1996 and February 28, 1995 respectively.


Item 2

        MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS
        AND FINANCIAL CONDITION

1 INTRODUCTION

Geriatric & Medical Companies, Inc., (hereinafter, together with its subsidiaries, referred to as the ("Company") is a Mid-Atlantic health care company providing support services to hospitals, HMO's physician groups and nursing homes. It also is a major long term care services provider in Pennsylvania and New Jersey. The Company operates through the following companies:

The Operating Companies

Life Support Ambulance (LSA), provides a full range of medical transportation services to hospitals, nursing homes, rehabilitation centers, and other health care facilities throughout Pennsylvania and New Jersey. LSA services include basic life support, advanced life support, critical care transport and paratransit transportation. LSA has in place a state of the art vehicle tracking system enabling it to maximize efficiencies. This satellite driven system allows LSA to provide in excess of 8,000 transports monthly. LSA is one of approximately 45 transportation companies in the country fully accredited by the Commission on Accreditation of Ambulance Services.

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



        MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS
        AND FINANCIAL CONDITION

2

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

Diagnostic and Rehab Technologies (DRT) provides diagnostic and rehabilitative management services including portable x-ray, Holter monitoring, ultra sound, echocardiograms, and physical, speech and occupational therapy, primarily to skilled nursing facilities. The Diagnostics division provides portable x-ray, Holter monitoring, ultra sound and echocardiograms to approximately 6,000 long term care beds. The Rehab Tech Division provides comprehensive rehabilitation programs to approximately 4,000 long term care beds which include physical and occupational therapists, speech pathologists and administrative personnel. The division also manages subacute-medical specialty units in skilled nursing facilities. These units provide rehabilitation, non-acute cardiac care, wound care, infusion therapy, neurological, oncology, pulmonary and post surgical care at units located within long term care facilities.

Geriatric and Medical Services (GMS), provides sub-acute, rehab, long term skilled care, residential and independent living services to approximately 4,000 beds at 29 locations in Pennsylvania and New Jersey. GMS operates 19 long term care, 8 residential and 2 independent living facilities.
Services provided include the prescribed type of nursing care, room and board, special diets as needed, occupational, physical and recreational therapy and other services as specified by the patient's physician.

The Company is focused on the development of its sub-acute and specialized care wings. GMS now operates 19 Medicare certified distinct part units with approximately 411 beds. This includes 5 "Rehab Tech Units" which provide lower cost alternatives as compared to acute care settings for rehabilitative and sub-acute services.




        MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS
        AND FINANCIAL CONDITION

3

Results of Operations


Net operating revenues, for the three months ended February 29, 1996 and February 28, 1995, were $49,186,000 as compared to $48,565,000 for the corresponding period of fiscal, 1995, an increase of $621,000 or 1.2%.
Net operating revenues for the nine months ended February 29, 1996 and February 28, 1995 were $148,101,000 as compared to $142,322,000 for the corresponding period of fiscal, 1995, an increase of $5,779,000 or 4%.

The increases for the three and nine month periods ended February 29, 1996 and February 28, 1995, are primarily a result of increased revenues generated from Medicare certified and sub-acute units and increases generated from higher volumes in certain of the Company's support service businesses.
These increases are partially offset by lower Pennsylvania Medicaid rates at the Company's Pennsylvania facilities effective January 1, 1996.

Operating expenses increased $766,000 and $4,074,000 for the three and nine month periods ended February 29, 1996. This includes a non-recurring charge of $429,000 in the quarter ended February 29, 1996 related to a settlement of a matter relating to reimbursement for nutritional services provided at a nursing facility previously managed by a subsidiary (see Note
3 to the Notes to Consolidated Financial Statements). After giving effect to the non-recurring charge the operating expenses have decreased as a percentage of revenues due to continued cost containment and operating efficiencies.

Depreciation and amortization increased $57,000 for the three months ended February 29, 1996 and $398,000 for the nine months ended February 29, 1996 as the result of depreciation on new beds added and the acquisition of ambulance businesses and amortization of goodwill.




        MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS
        AND FINANCIAL CONDITION


4

Income tax expense increased as a percentage of pretax income as compared to the same period of the prior year resulting primarily from the full utilization of federal net operating loss carry forwards and tax credits during fiscal 1996.


        Liquidity and Capital Resources

In November 1993, the Company entered into a $25 million accounts receivable sale agreement, with recourse. This is a three year agreement with program costs charged at 9.84% of the outstanding receivables sold. In May 1994, the Company entered into an additional agreement to sell certain receivables due from third-party payors. The program cost charged is 9.75% of outstanding amounts sold. The maximum amount to be sold under this agreement is $5,000,000. The amount outstanding at February 29, 1996 under these
agreements was $16,791,000.   These agreements expire in November,
1996. The Company anticipates renewing or replacing these agreements when they expire. The Company has accounted for these transactions as a sale but may be treated as a financing (borrowing) transaction for Medicare/Medicaid purposes.

On December 28, 1995 the Company entered into a $5,000,000 line of credit agreement with a commercial bank. The line of credit is secured by certain real estate and private receivables not sold under the accounts receivable financing agreement discussed above. Interest on the line is at prime plus 1%. The line is renewable annually and may, at the Company's option, be converted to a three (3) year term loan. At February 29, 1996, the Company had approximately $1,573,000 of letters of credit outstanding under this agreement. The letters of credit were in place to support the Company's worker's compensation insurance program ($1,000,000) and to support new construction projects ($573,000).

A substantial part of the Company's revenues consists of reimbursements under the Pennsylvania Medicaid Program. Historically this was a retrospective cost based program that typically resulted in the generation of large receivables which were periodically settled.


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

5       Effective January 1, 1996, Pennsylvania adopted regulations to implement a new case-mix payment system which it had been working on since 1987 to replace its retrospective cost reimbursement system. While the regulations were published in October, 1995, and the Department of Public Welfare ("DPW") issued revised rates effective January 1, 1996, many details of the new system have not been finalized. Implementation of the new system ultimately contingent on federal review and approval of state plan amendments ("SPA") submitted by DPW related to funding arrangements for the new program (SPA submitted in December, 1995) and the new system's compliance with federal requirements (SPA submitted on March 29, 1996). DPW has not received approval for its submitted SPAs.

The revised rates issued on January 1, 1996 are lower than the interim rates received under the old system. The Company is continuing to pursue increases to these rates through various administrative and legal processes. The Company continues to reduce costs and pursue its aggressive program to reduce its concentration on Medicaid programs and shift to other payor programs and opportunities. The Company believes that the results of these activities will be to mitigate what could otherwise be a substantial adverse effect on the Company's results from the implementation of the new system.

On March 29, 1996, the Company reached an agreement in principal to settle the claims of the plaintiff class in connection with its outstanding shareholder class action suit. A payment up to a maximum of $1,900,000 will be made to a claims settlement fund, of which 50% will be paid by the Company's insurance carrier. This fund will be used to resolve all claims of the members of the plaintiff class on a claims made basis and to pay the attorneys' fees and costs incurred by the plaintiff class. This agreement is subject to execution of a definitive agreement and court review and approval to settle the claims in connection with this suit.



MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

6       The ultimate amount of this settlement is not determinable by the
Company at this time, although it is anticipated to be less than the maximum.

February 21, 1996, a Company subsidiary reached an agreement with the U.S. Attorney to settle the previously reported matter involving reimbursement for certain nutritional services provided at a nursing facility (the "Facility") previously managed by that subsidiary. The Company entered into this settlement, without admitting any wrongdoing, in order to avoid the substantial expense and management disruption of litigation. The Company has agreed to pay the settlement amount over 30 months with no interest. The Company's management agreement with the Facility provides that the Facility indemnify and hold the Company harmless with respect to claims such as that alleged by the U.S. Attorney. However, it is unclear whether the Facility has, or would have, the funds necessary to provide such indemnification.

Life Support Ambulance, Inc. (LSA), a subsidiary of the Company, received notice of suspension of payments relating to Medicare billing submitted to its Medicare intermediary, effective April 6, 1995. The intermediary has alleged that overpayments have occurred related to prior LSA billings.

In August, 1995, the intermediary partially lifted the suspension and has since paid LSA 75% of all subsequent approved billings. As of February 29, 1996, the intermediary had withheld approximately $4,200,000 in escrow pending resolution of this matter. The amount is included in restricted cash in the accompanying balance sheets.

On April 2, 1996, LSA received notice of the results of the intermediary's audit, including a calculated overpayment of approximately $5,000,000 through March 31, 1995. LSA is reviewing the intermediary's results and believes there are errors in, among other things, (i) the sampling techniques used; (ii) the conclusions reached relative to the appropriateness of payments for claims in the audit sample, and (iii) the projection technique of the ultimate overpayment calculation. LSA intends to vigorously defend its position and utilize all available administrative and legal processes to protect its rights in this matter.

        MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS
        AND FINANCIAL CONDITION

7

LSA believes that is has operated at all times in substantial compliance with all provisions required by Medicare relating to reimbursement for services. The Company is not able, at this time, to predict the ultimate outcome of this matter.

The Company reached a settlement in Fiscal 1994, with the Office of the United States Attorney for the Eastern District of Pennsylvania regarding the joint venture and management arrangements of its subsidiary United Health Care Services, Inc. whereby the Company is required to pay $30,000 per month for the next 19 months.

The Company's net trade receivables have increased $12,076,000 for the nine months ended February 29, 1996 primarily as a result of the suspension and a slowdown, of payments to LSA, discussed above, and a slow down in payment for services provided to outside long term care facilities. The outside long term care facilities are experiencing a temporary slow down in cashflow as they await tentative payment for their fiscal, 1995 cost reports.

As more fully discussed in Note 3, the Company is a party to various legal and other matters asserted against the Company. The ultimate liability resulting from the foregoing matters cannot presently be determined. Accordingly, no provision for any liability that may result has been made to the accompanying consolidated financial statements.

The Company intends to meet its capital commitments and working capital requirements in fiscal 1996 from operations, existing financing arrangements, or the sale or refinancing of other assets.


PART II OTHER INFORMATION


Item 6  EXHIBITS AND REPORTS ON FORM 8-K

                (a)     Exhibits

                        Exhibit 27 - Article 5 FDS

                (b)     Reports on Form 8-K

                The Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated February 12, 1996, with respect to Item 5, updating legal proceedings.


        SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                GERIATRIC & MEDICAL COMPANIES, INC.



April 15, 1996          By:
                                James J. O'Malley
                                Vice President and Chief Financial Officer