Form 10-Q/A
period 1996-02-29
GERIATRIC & MEDICAL COMPANIES INC
filed 1996-07-12
CIK 41147

SECURITIES AND EXCHANGE COMMISSION
        WASHINGTON, DC 20549

       Form 10-Q/A

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended   February 29, 1996

                              OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           (215) 476-2250
          (Registrant's telephone number, including area code)

                                N/A
          Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X          No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     On April 12, 1996, there were 15,429,600 shares of common stock, $.10 par value outstanding.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GERIATRIC & MEDICAL COMPANIES, INC.



     July 9, 1996                     By:   James J. O'Malley
                                             Vice President and
                                             Chief Financial Officer