Form 10-K
period 1996-05-31
GERIATRIC & MEDICAL COMPANIES INC
filed 1996-08-29
CIK 41147

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended May 31, 1996

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition period from ___________ to ____________

                          Commission File Number 0-3997

                       GERIATRIC & MEDICAL COMPANIES, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in the charter)

             Delaware                                        23-1713341
- --------------------------------                       ------------------------
  (State or other jurisdiction                             (IRS Employer
of incorporation or organization)                       Identification Number)

             5601 Chestnut Street, Philadelphia, Pennsylvania    19139
- -------------------------------------------------------------------------------
               (Address of principal executive offices)        (zip code)

        Registrant's telephone number, including area code (215) 476-2250
                                                          -----------------
           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes__X__ No____

On August 27, 1996, the aggregate market value of the registrant's Common Stock, $.10 par value (its only voting stock), held by non-affiliates of the registrant was $55,851,363.

On August 27, 1996, there were 15,429,746 Shares of the registrant's Common Stock, $.10 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
                                      NONE

                                     Part I

Introduction

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

Item 1.  Business

Agreement and Plan Of Merger

On July 11, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Genesis Health Ventures, Inc., a Pennsylvania corporation ("Genesis"), and G Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Genesis ("Newco"). The proposed Merger is the result of a process that began when the Company commenced consideration of the outlook for the health care industry and the means by which the Company could position itself to meet anticipated industry challenges. In connection with this process, the Company engaged in an evaluation of potential strategic alternatives, including growing the business of the Company through acquisitions, having the Company remain as an independent public company serving the existing market, or merging with a third party. The Company believed that it would need to increase the scale and scope of its operations to compete successfully against larger, better capitalized companies that likely would be entering or expanding in the Mid-Atlantic market and competing with the Company. Management believed that the Company's competitiveness would depend on such factors as its ability to have a competitive cost structure and to fund significant investments, to provide a broad range of products and services to the managed care market where size is important not only to provide a broad range of products and services but also to achieve economies of scale to be better able to compete in the managed care marketplace. The Company concluded that its existing capitalization was such that funding additional investments would be difficult.

Under the terms of the Merger Agreement, at the Effective Time (as defined in the Merger Agreement), Newco will be merged with and into the Company (the "Merger"). Following the Merger, the separate corporate existence of Newco will cease and the Company will continue as the surviving corporation (the "Surviving Corporation"). The certificate of incorporation and by-laws of Newco as in effect immediately prior to the Effective Time will be the certificate of incorporation and by-laws, respectively, of the Surviving Corporation. Pursuant to the Merger Agreement, each issued and outstanding share of the capital stock of Newco will be converted into and become one fully paid and nonassessable share of common stock, no par value, of the Surviving Corporation, and each issued and outstanding share of common stock, $.10 par value of the Company (the "Shares"), other than Shares owned directly or indirectly by Acquiror, by Newco, or by the Company, and other than Dissenting Shares (as hereinafter defined), will be converted into the right to receive Five Dollars Seventy-Five Cents ($5.75) in cash, without interest (the "Merger Consideration"). As of the Effective Time, all such Shares will no longer be outstanding, will automatically be canceled and retired, and will cease to exist, and each holder of a certificate representing any Shares will cease to have any rights with respect thereto, except the right to receive the Merger Consideration, without interest.

As a result of the Merger, the Company will become a wholly-owned subsidiary of Genesis. At the Effective Time, all the properties, rights, privileges, powers and franchises of the Company and Newco will vest in the Surviving Corporation, and all debts, liabilities and duties of the Company and Newco will become the debts, liabilities and duties of the Surviving Corporation.

Any issued and outstanding Shares held by a person who objects to the Merger and complies with all of the provisions of applicable law concerning the rights of holders who dissent from the Merger and require appraisal of their Shares ("Dissenting Shares"), will become the right to receive such consideration as may be determined to be due under the Delaware General Corporation Law ("Delaware Law").

The Merger Agreement provides that the obligations of Genesis and Newco to effect the Merger are subject to certain conditions, including that (i) all consents and permits necessary to permit the Merger shall have been received,
(ii) all obligations of the Company required to be performed by it at or prior to the time of the Merger ("the Closing"), including the delivery of all required Closing documents, shall have been duly performed or complied with in all material respects as of the Closing; (iii) all representations and warranties of the Company contained in the Merger Agreement shall be true and correct in all material respects as of the Closing; (iv) all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act ("HSR Act") shall have expired or terminated; (v) the Merger shall have been duly approved by the affirmative vote of the holders of a majority of the outstanding Shares in accordance with Delaware Law; (iv) no proceeding shall have been instituted, excluding any such action, suit or proceeding initiated by or on behalf of Genesis or any of its subsidiaries or affiliates), no judgement or order shall have been issued, and no new law shall have been enacted, on or before the Closing Date, in any event which seeks damages which would or would be reasonably expected to result in a Material Adverse Effect (as defined in the Merger Agreement) on the Surviving Corporation as a result of, or which seeks to or does prohibit or restrain, the consummation of the Merger or any of the other transactions contemplated by this Agreement; (vii) there shall not have been any Material Adverse Change (as defined in the Merger Agreement) on the Surviving Corporation, or any event or omission that is reasonably likely to have a Material Adverse Effect on the Surviving Corporation, between April 30, 1996 and the Closing Date; and (viii) the Company shall have delivered all Closing Documents requried to be delivered by it at the Closing, including the legal opinion of its counsel.

The obligations of the Company to effect the Merger are subject to certain conditions, including that (i) all representations and warranties of Genesis and Newco contained in the Merger Agreement shall be true and correct in all material respects as of the Closing; (ii) all applicable waiting periods under the HSR Act shall have expired or terminated; (iii) the Merger shall have been duly approved by the affirmative vote of the holders of a majority of the outstanding Shares in accordance with Delaware Law; (iv) all of the terms and conditions of the Merger Agreement required to be satisfied or performed by Genesis or Newco on or before the Closing Date shall have been satisfied or performed in all material respects; and (v) Genesis and Newco shall have delivered all Closing Documents required to be delivered by them at the Closing, including the legal opinion of their counsel.

The Company intends to convene a Special Meeting of Stockholders for the purpose of approving and adopting the Merger Agreement as soon as reasonably practicable. The Effective Time of the Merger is anticipated to occur promptly after satisfaction of all conditions precedent to Closing.

The Merger Agreement may be terminated and the transactions abandoned at any time prior to the Closing, whether or not the Merger has been approved by the
Stockholders: (i) by mutual agreement of the parties; (ii) by the Company or by Genesis, as the case may be, (a) if the Closing shall not have occurred on or prior to February 1, 1997, for any reason or (b) if it has become reasonably certain that any condition to the closing obligations of such party will not be satisfied and such condition has not been waived by such party, unless, in either case, the failure of the Closing to occur or such condition to be satisfied is due to the failure of the party seeking to terminate the Merger Agreement to perform or observe its agreements and conditions set forth therein to be performed or observed by such party at or before the Closing; (iii) by either party, if the other shall have materially breached any of its obligations under the Merger Agreement and shall have failed to remedy such breach within ten (10) days after written notice from the nonbreaching party specifying the nature of the breach and requesting that such breach be remedied; (iv) by the Company, in order to enter into a definitive agreement relating to an Acquisition Proposal (as defined in the Merger Agreement) with a potential acquiror with which the Company is permitted to negotiate pursuant to the Merger Agreement in order for the Board to discharge its fiduciary duties under Delaware Law, provided that the Company first provides notice to Genesis of its intent to terminate the Merger Agreement and pays Genesis a termination fee in the amount of $5,000,000 plus expenses in an amount not to exceed $750,000; or
(v) by Genesis or Newco, if (a) the Board withdraws, modifies or changes its recommendation of the Merger Agreement or the Merger in a manner adverse to Genesis or Newco or (b) the Board recommends an Acquisition Proposal to the Stockholders.

Prior to the execution of the Merger Agreement, there was no material relationship between the Company and Genesis or Newco or any of the Company's, Genesis' or Newco's respective affiliates, directors or officers.

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

The Company's operating strategy has been to create service distribution centers that combine long term care and support services as part of each center's product mix. The Company believes that this configuration of products and product mix will strategically position the Company as the managed care market matures and moves to competitive bidding for services on a capitated rate basis. In such a system, providers will be asked to quote on as many services as possible. Accordingly, the Company believes it will have opportunities to bid on a full range of services, including long term care, sub-acute care and support services.

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

Since 1993, the Company has steadily moved to maximize productivity and re-engineer its business consistent with the goal of targeting the managed care market. In connection therewith, in the summer of 1994, the Company commenced consideration of the outlook of the health care industry and the means by which the Company could position itself to meet anticipated challenges. The Company has undertaken a number of initiatives including (1) the installation of new computer technology designed to expedite the processing and collection of receivables; (2) the elimination of duplicate positions and consolidation of management functions; (3) the cross training of sales teams; (4) the development of an executive sales team; and (5) the implementation of a sales development program.

The Company believes that the concept of providing a one stop, single source continuum of health care services provides a competitive advantage to the Company, particularly in the combination of support services with direct care. The Company recognizes the significant capital and management investments that must be made in order for it to provide such a continuum of services. It is this recognition that resulted in the Company's decision to examine strategic alternatives. See "Item 1--Business--Agreement and Plan of Merger." Most of the Company's competitors are companies providing single service or "smaller bundles" of services, or they operate primarily in some facet of long-term care. The degree of market share that the Company has varies with each line of business.

The Company competes with a number of national, regional and local companies, non-profit agencies, hospitals, home health agencies, and other similar organizations, many of which have greater resources than the Company.

The degree of success with which the Company competes is dependent on the quality of its products and services, reputation, responsiveness, clinical support, and the physical appearance of its facilities. There is limited competition in price with respect to Medicaid and Medicare patients, since revenues for services to such patients are strictly controlled and based on fixed rates and cost reimbursement principles.

Services Provided

         The Operating Companies

         o        Life Support Ambulance

Life Support Ambulance (LSA), provides a full range of ambulance transportation services to hospitals, nursing homes, rehabilitation centers, and other health care facilities throughout Pennsylvania and New Jersey. LSA services include basic life support, advanced life support, critical care transport and paratransit transportation. LSA has in place a state of the art vehicle tracking system enabling it to maximize efficiencies. This satellite driven system allows LSA to provide in excess of 8,000 transports monthly. LSA, which is headquartered in Philadelphia, PA, serves its patients through its 15 branches and substations located in Eastern Pennsylvania and New Jersey. LSA is one of approximately 55 transportation companies in the country fully accredited by the Commission on Accreditation of Ambulance Services. See "Item 3. Legal Proceedings" for a description of the status of certain claims by the United States Attorney and the Health Care Financing Administration with respect to billings to Medicare by LSA.

         o        United Health Care Services

United Health Care Services (UHCS), provides a full range of respiratory therapy, infusion therapy and enteral therapy (delivery of nutrients through feeding tubes) to adult and pediatric patients primarily in the home care setting and distributes durable medical equipment and home medical supplies. UHCS serves its patients through its branches located in Philadelphia, Reading, Easton, and Pittsburgh, Pennsylvania and Clifton and Pennsauken, New Jersey. UHCS is accredited by the Joint Commission On The Accreditation of Health Care Organizations ("JCAHO").

         o        Innovative Pharmacy Services

Innovative Pharmacy Services (IPS) provides customized pharmacy services for a variety of health care settings. The services include: prescription, clinical, infusion therapy, medical supply, and Medicare Part B, and are provided from both of its locations in Philadelphia, PA and Blackwood, NJ. IPS currently services approximately 6,000 patients in 48 health care settings.

         o        Healthcare Hospitality Services

Healthcare Hospitality Services (HCHS), provides contract management services including dietary, housekeeping, laundry, pest control, plant operations and facilities management services to nursing homes, personal care facilities, and retirement communities. HCHS operates with full time, on site management which are supported by a regional team of specialists. HCHS provides such contract services to approximately 7,000 long term care and residential beds.

         o        Diagnostic & Rehab Technologies

Diagnostic and Rehab Technologies provides diagnostic and rehabilitative management services including portable x-ray, Holter monitoring, ultra sound, echocardiograms, and physical, speech and occupational therapy, primarily to skilled nursing facilities. The Diagnostics division provides portable x-ray, Holter monitoring, ultra sound and echocardiograms to approximately 6,000 long term care beds. The Rehab Tech Division provides comprehensive rehabilitation programs to approximately 4,000 long term care beds which include physical and occupational therapists, speech pathologists and administrative personnel. The division also manages five sub-acute medical specialty units, known as Rehab Tech Units. These units provide rehabilitation, non-acute cardiac care, wound care, infusion therapy, neurological, oncology, pulmonary and post surgical care at units located within long term care facilities.

         o        Healthcare Financial Services and Information Systems

Healthcare Financial Services and Information Services (HCIS) provides integrated business solutions to the long term care industry. HCIS blends financial and clinical software systems, financial processing services, software and industry training/consulting services, and insurance services (i.e.: risk management, claims management, employee benefits, worker's compensation) to meet the operational and management reporting needs of its clients.
HCIS currently serves approximately 5,000 long term care and residential beds.

         o        Geriatric and Medical Services

Geriatric and Medical Services (GMS), provides sub-acute, rehab, long term skilled care, residential and independent living services to approximately 3,800 beds at 28 locations in Pennsylvania and New Jersey. GMS operates 19 long term care, 8 residential and 1 independent living facility. Services provided include the prescribed type of nursing care, room and board, special diets as needed, occupational, physical and recreational therapy and other services as specified by the patient's physician.

The Company is focused on further developing its capability to deliver rehabilitative and sub-acute services at its facilities. GMS operates 19 Medicare certified distinct part units with approximately 415 beds.

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

                                             NUMBER OF          LICENSED BEDS
                                             FACILITIES         OR UNITS AS OF
LONG TERM CARE FACILITIES (1)              OPERATED (3)        MAY 31, 1996 (4)
- -----------------------------              ------------        ----------------
NEW JERSEY                                      10                   1,783
PENNSYLVANIA                                     9                   1,542
                                               ---                   -----
      TOTAL                                     19                   3,325
                                               ---                   -----
RESIDENTIAL FACILITIES (1)
NEW JERSEY                                       5                     175
PENNSYLVANIA                                     3                     230
                                               ---                   -----
      TOTAL                                      8                     405
                                               ---                   -----
INDEPENDENT LIVING FACILITY (2)
PENNSYLVANIA                                     1                      78
                                               ---                   -----
     GRAND TOTAL                                28                   3,808
                                               ===                   =====
- -------------------------------------------------------------------------------

(1) All facilities are owned by the Company except a long term care facility of 280 beds and a 55 bed licensed residential healthcare facility which are owned by a company controlled by the Chairman of the Board, President and Chief Executive Officer of the Company. The Company provides various services to these facilities.

(2)      Facility managed by the Company.

(3) Excludes a 120 bed facility which the Company is currently developing in Norristown, Pennsylvania (Rittenhouse West Nursing and Rehabilitation Center) that is anticipated to open by September 1996.

(4) The Company has been approved to add 10 beds each to 7 facilities in Pennsylvania. These beds are excluded from the licensed beds or units as of May 31, 1996.

The Company's Market

The Company has defined its target geographic market as the Mid-Atlantic Region. The Company's present business is principally concentrated in Pennsylvania and New Jersey, which states contain approximately 20 million people and have an estimated per capita health care spending of $3,500 which equates to a $70 billion market for health care services. Currently, this market is spread over a number of service providers which control varying amounts of the market. The largest segments include hospitals (44%), physician services (23%) and nursing homes (10%). The balance is spread among a number of other providers.

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

The Company perceives that consumers are demanding increasingly higher levels of clinical quality and assurances that they are receiving the best possible medical treatment, while these same individuals, their employers, insurers and governments are demanding that the market provide health care in the most cost efficient manner. Managed care has evolved as a result of these competitive pressures.

The Company's experience has been that treatment has shifted to managed care. The hospital or acute care setting is no longer the focus of service delivery. What has evolved are cost effective, clinically appropriate alternatives known as the acute care step down alternatives, including home care, sub-acute care and skilled nursing. More and more, providers and physicians are turning to these service areas.

The Company is actively pursuing HMO relationships. The Company's operating companies presently have contracts or referral arrangements with approximately 50% of the HMO's within its service areas.

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

Nursing care facility marketing is focused at the local level and is conducted primarily by the facility administrator and its admissions director who call on referral sources such as doctors, hospitals, hospital discharge planners, churches and various community organizations. Beside actively soliciting admissions from these sources, the Company's marketing strategy is to maintain a public awareness of each care facility and its capabilities. The Company also markets its subacute program directly to insurance companies, managed care organizations and other third party payors.

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

Third Party Payor Programs

The levels of revenues and profitability of the Company, like those of other health care companies, are affected by the continuing efforts of third party payors to contain or reduce the costs of health care by lowering reimbursement rates, increasing case management review of services and negotiating contract pricing. The implementation of managed care programs either mandated by government action or adopted by the industry is expected to continue to bring additional pressures on pricing. The Company believes that such programs also favor providers who can efficiently deliver a continuum of products and services to a large defined population on a capitated basis. Home health, long term care facilities and other sub-acute care facilities, which are generally less costly to third party payors than hospital-based care, have benefited from those cost containment objectives. However, as expenditures in these segments continue to grow, initiatives aimed at reducing the costs of health care delivery at non-hospital sites are increasing. Such initiatives have been implemented in the past and have negatively impacted operating results. A significant change in coverage or a reduction in payment rates by third party payors could have a material adverse effect upon the Company's business and financial condition. See "Item 3. Legal Proceedings" for a description of the status of certain claims by the United States Attorney and the Health Care Financing Administration with respect to billings to Medicare by LSA.

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

Effective January 1, 1996, Pennsylvania adopted regulations to implement a new case mix payment system. The revised rates issued by Pennsylvania to the Company, are lower than the interim rates received under the old system. The Company is continuing to pursue increases to these rates through various administrative and legal processes. Similar rate reduction initiatives have occurred in the New Jersey Medicaid reimbursement program. The Company can not predict the outcome of these changes or the ultimate effect on the Company because the Company continues to explore opportunities to shift business to other payors, thereby decreasing its reliance on Medicaid programs.

The Medicare program consists of two separate insurance programs: "Hospital Insurance," Part A, provides certain benefits covering inpatient hospital, nursing facility, home health and hospice services; and "Supplementary Medical Insurance," Part B of the Social Security Act, provides benefits in the areas of outpatient hospital visits, physician services, respiratory therapy, infusion therapy, home medical equipment and prosthetic devices. The Company's 7 operating companies, where appropriate, are authorized suppliers eligible to receive direct reimbursement under Medicare Part B. Health care providers must meet "conditions of participation" to receive Medicare payments. The conditions of participation are Federal requirements intended to insure the quality of the medical services provided. Part A providers such as hospitals and skilled nursing facilities are required to sign a provider agreement to participate in Medicare.

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

The Company's services and products are principally provided to and revenues derived from, billings to private pay, private insurance, Medicare and Medicaid recipients. Revenue derived from these sources for the year ended May 31, 1996 were 28.8% private pay and private insurance, 19.6% Medicare, and 51.6% Medicaid.

The Company is affected by the continuing efforts of third-party payors to contain or reduce the cost of healthcare by lowering reimbursement rates, increasing case management review of services and negotiating contract pricing.

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

Government Regulation

The Federal government and each state in which the Company currently operates regulate various aspects of its business. The Company's operations are subject to federal laws covering the repackaging and dispensing of drugs and are also subject to federal laws covering the dispensing of oxygen, environmental regulations and interstate motor-carrier transportation, as well as state laws governing pharmacies, nursing services and certain types of home health care activities.

Operation and development of long term care facilities are subject to various federal, state and local statutes and regulations. The states in which the Company operates have statutes which require that prior to the addition or construction of new beds, the addition of new services or certain capital expenditures in excess of defined levels, the Company must obtain a certificate of need ("CON") which certifies that the state has made a determination that a need exists for such new or additional beds, new services or capital expenditures. These state determinations of need or CON programs are designed to comply with certain minimum federal standards and to enable states to participate in certain federal and state health related programs. The Company believes that CON requirements may be eliminated or relaxed which may result in increased competition but may also result in increased expansion possibilities.

Since August 1982, Pennsylvania has refused to reimburse long term care providers for depreciation and interest on facilities built after that date even though the Commonwealth issued a CON for the facility. The Company has received an opinion of counsel that Pennsylvania's position violates various provisions of federal law. The Company is negotiating to receive reimbursement for the beds for periods not previously settled and if it is not successful, the Company is prepared to litigate the issue. Even if the Company is successful, there is no assurance that the amount of reimbursement will be sufficient to cover all costs incurred.

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

The Company endeavors to maintain and operate its facilities in substantial compliance with all such standards and conditions. However, in the ordinary course of business the facilities receive notices of deficiencies for failure to comply with various regulatory requirements. Generally, the facility and the reviewing agency will agree upon the measures to be taken to bring the facility into compliance with the regulatory requirements. In some cases or upon repeat violations, the reviewing agency may take adverse actions against a facility, including the imposition of fines, temporary suspension of admission of new patients to the facility ("bed holds"), suspension or decertification from participation in the Medicare or Medicaid programs, and, in extreme circumstances, revocation of a facility's license. These adverse actions may adversely affect the ability of a facility to operate or to provide certain services and may adversely affect eligibility to participate in the Medicare or Medicaid programs. Certain of the Company's facilities have in the past received notices from governmental agencies to the effect that if certain alleged deficiencies are not rectified, such facilities would be decertified from participation in Medicare and Medicaid programs. In all such cases, the alleged deficiencies were rectified before any such facilities were decertified. Enforcement of these regulations is becoming more stringent. As a result the Company has in recent years experienced bed holds in certain facilities, and other administrative activities (including fines and penalties), however, the Company has not had any of its operating licenses revoked.

In addition, all healthcare facilities are subject to various local building codes and other ordinances. Because of the expensive nature of the regulatory schemes affecting the healthcare industry, the Company is unable to predict with confidence the content or impact of future legislation and regulations affecting the healthcare industry, or the effect on the Company's operations of any such legislation or regulations.

As a provider of services under the Medicare and Medicaid programs, the Company is subject to the Medicare and Medicaid fraud and abuse laws. These laws prohibit any bribe, kickback or rebate in return for the referral of Medicare or Medicaid patients. Violations of these provisions may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. In July 1991, the Office of the Inspector General of the United States Department of Health and Human Services promulgated regulations setting forth certain safe harbors under the fraud and abuse laws (the "Safe Harbors"). These laws and regulations were updated under the Omnibus

Reconciliation Act ("OBRA") of 1993 and pursuant to clarifying regulations adopted in July 1994. In addition, certain states in which the Company operates have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers, if such arrangements are designed to induce or encourage the referral of patients to a particular provider. Possible sanctions for violation of these state-created restrictions include loss of licensure, civil and criminal penalties and exclusion from participating in the Medicare and Medicaid programs.

Such laws and regulations vary from state to state, often are vague and seldom have been interpreted by the courts or regulatory agencies. Some states enacted laws which, with some exceptions, have the effect of prohibiting a physician from referring to an ancillary service in which the physician has either an ownership interest or a contractual arrangement. As a result of the various statutes and interpretations, the Company has reviewed its joint venture and management arrangements and has terminated these arrangements as deemed appropriate. The Company believes that its operations including joint venture and management arrangements with other health care providers substantially comply with applicable laws and regulations; however, there can be no assurance that judicial or administrative interpretation of existing laws, including the fraud and abuse laws, or legislative enactment of new laws will not have a material adverse effect on the Company's business. During fiscal 1994, the Company's subsidiary, United Health Care Services, Inc. ("UHCS") had been involved in certain joint ventures, most of which were in place when the Company purchased UHCS, which were subsequently terminated. In connection with a review of such arrangements in the industry, the Company was requested by the Office of the United States Attorney for the Eastern District of Pennsylvania and the Commonwealth of Pennsylvania, Department of Welfare to provide certain information concerning such joint venture arrangements. As a result of such inquiry, the Company has reached a settlement with the Office of the United States Attorney for the Eastern District of Pennsylvania and is discussing a settlement with the Commonwealth of Pennsylvania Department of Public Welfare regarding such joint ventures. The Company believes that such settlement will not have a material adverse effect on the Company's business and financial condition. (See Item 3 "Legal Proceedings".)

Each year Congress enacts an OBRA which generally affects the operations of the Company. OBRA 1987 created six categories for durable medical equipment reimbursement under the Medicare Part B program. OBRA 1987 also defined whether products would be paid for on a rental or sale basis and established fixed payment rates for oxygen service as well as a 15-month rental ceiling on certain medical equipment. OBRA 1990 made new changes to Medicare Part B reimbursement that were implemented in 1991. The substantive changes included a national standardization of Medicare rates for certain equipment categories and reductions in amounts paid for certain durable medical equipment.

The failure to obtain, renew or maintain any of the required regulatory approvals or licenses could adversely affect the business conducted by the Company and could prevent the delivery of one or more products and services.

Quality Assurance

The Company maintains quality assurance programs in all of its operating entities. The Corporate Compliance and Quality Review Committee of the Board reviews and oversees these programs and reports to the Board with respect to these programs, as appropriate. In addition, the Company has agreed to participate and fund a joint study with the University of Pennsylvania's Institute on Aging and embark on what the Company believes is a first of its kind cooperative effort between government, the academic community, and the private sector, to describe the role of physicians, dietitians, hospitals and care staff in those cases where nursing home residents are nutritionally at risk and need acute medical intervention to prevent and/or treat skin breakdowns. As part of this cooperative effort, data will be collected from various facilities owned by the Company pertaining to the Company's existing policies and procedures for identifying, assessing and evaluating those residents who may be nutritionally at risk.

Competition

While the Company is unable to determine whether health care reform will be dominated by third party payors or integrated delivery systems, the Company believes that its strategy of positioning itself as a provider of a continuum of care along the lines of long term care and support services will allow the Company to compete effectively in a changing marketplace, provided that the Company is able to finance the implementation of its marketing and operations strategy. In recent years, third party payors have increased their efforts to contain or reduce health care costs by lowering reimbursement rates, increasing case management review of services (often resulting in payment delays) and negotiating contract prices. Moreover, increasing government regulation of the types of products and services offered by the Company impose additional management, capital and operating costs on the Company. While the Company has made steps in developing a single source continuum of health care services, the Company's progress has been hindered by such third party payors, as well as by the costs of increasing governmental regulations. A dramatic growth in the health care market in recent years has attracted a large number of providers, some of which are national in scope and many of which have greater financial resources than the Company and a greater number of which, like the Company, operate only in limited geographic areas. Accordingly, the market for health care service is highly competitive. Competition is encountered from a variety of health care organizations including major national chains which are larger than the Company. Some existing competitors in the home health care business also manufacture their own products and equipment. Other competitors include health care organizations, hospital and health maintenance organizations. Some of the significant competitive factors include reputation, quality and diversity of services offered, family and physician preferences, referral networks and price. The Company believes that the changing health care market will afford the Company opportunities because the Company can provide an array of services to health care providers which results in increased operating and administrative efficiencies. In order to take advantage of these opportunities the Company must have sufficient funds to focus its marketing efforts. The Company's ability to successfully compete in the delivery of health care services is dependent, among other things, on its ability to adjust to a changing regulatory environment, obtain payment from third-party payors, control costs, deliver a consistently high quality of care, adapt to the changing needs of the population it serves and position itself to provide a continuum of cost-efficient products and services to the managed care industry.

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

The Company makes available health plan coverage to certain of its employees under a fully insured program. The Company also maintains workers' compensation insurance with an A+ rated insurance carrier in all states of operation, subject to a $500,000 deductible per incident and an aggregate loss of $8,000,000. The Company has implemented and continues to maintain programs to minimize the number and severity of occurrences and to control the costs of existing and future claims. The Company's ultimate liability is limited under the terms of the worker's compensation insurance contracts and by state statute.

Employees

As of May 31, 1996, the Company employed approximately 5,100 full and part time employees. Approximately 1,969 of the employees, primarily the service worker employees of GMS, are represented by labor unions. The Company believes that its employee relations are generally satisfactory. However, it cannot predict the effect of organizational activities on its future operations. In the present labor market, the prospect of demands for higher wages or strikes is a possibility.

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

Item 3.   Legal Proceedings

Life Support Ambulance, Inc. (LSA), a subsidiary of the Company, received notice of suspension of payments relating to Medicare billing submitted to its Medicare intermediary, effective April 6, 1995. The intermediary has alleged that overpayments have occurred in connection with LSA billings. In connection therewith, the Office of the Inspector General has seized certain records and is conducting an investigation of this matter.

In August, 1995, the intermediary partially lifted the suspension and has since paid LSA 75% of all subsequent approved billings. In connection with this agreement, the Company has agreed to guarantee the payment by LSA of up to $5,000,000 of any finally determined overpayments. As of May 31, 1996, the intermediary had withheld approximately $4,565,000 in escrow pending resolution of this matter.

LSA has received notices of the results of the intermediary's audits, including a calculated overpayment of approximately $6,800,000 through March 31, 1996. LSA is reviewing the intermediary's results and believes there are errors in, among other things, (i) the sampling techniques used; (ii) the conclusions reached relative to the appropriateness of payments for claims in the audit sample, and
(iii) the projection technique of the ultimate overpayment calculation. LSA intends to vigorously defend its position and utilize all available administrative and legal processes to protect its rights in this matter. It is not possible at the present time to determine the length of the suspension or whether such suspension will have a material effect on the operations or the financial condition of the Company.

LSA believes that it has operated at all times in substantial compliance with all provisions required by Medicare relating to payment for services. The Company is not able, at this time, to predict the ultimate outcome of this matter.

The Company was named a defendant, together with GMS Management, Inc., and various current and former officers of the Company, in a class action suit which was filed in September, 1992, in the United States District Court for the Eastern District of Pennsylvania in Philadelphia. On July 15, 1996, the Company entered into an agreement to settle the claims of the plaintiff class. The agreement received provisional approval by the court on July 23, 1996, and is subject to a hearing to be held on October 7, 1996. Under the terms of the agreement, a payment up to a maximum of $1,900,000 will be made to a claims settlement fund, of which 50% will be paid by the Company's insurance carrier. The fund will be used to resolve all claims of the members of the plaintiff class on a claims made basis and to pay the attorneys' fees and costs incurred by the plaintiff class. The ultimate amount of this settlement cannot be determined at this time. The Company's maximum share of the claim is $950,000.

On February 21, 1996, HCHS, a subsidiary of the Company reached an agreement with the U.S. Attorney to settle a matter involving reimbursement for certain nutritional services provided at a nursing facility (the "Facility") previously managed by that subsidiary. The Company entered into this settlement, without admitting any wrongdoing, in order to avoid the substantial expense and management disruption of litigation. The settlement resulted in a charge of $429,000, before taxes, included in the accompanying Consolidated Statements of Operations for the fiscal year ended May 31, 1996. The Company's management agreement with the Facility provides that the Facility indemnify and hold the Company harmless with respect to claims such as that alleged by the U.S. Attorney. However, it is unclear whether the Facility has, or would have, the funds necessary to provide such indemnification.

Item 4.  Submission of Matters to a Vote of Security Holders

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

                          High            Low              Dividends Per Share
                          ----            ---              -------------------
Fiscal 1997
- -----------
First Quarter             5 5/8           2 1/16                    -

Fiscal 1996
- -----------
Fourth Quarter            2 3/8           1 3/4                     -
Third Quarter             2 5/8           2                         -
Second Quarter            3               2 1/8                     -
First Quarter             3 1/16          2                         -

Fiscal 1995
- -----------
Fourth Quarter            2 13/16         1 13/16                   -
Third Quarter             3 1/8           2 3/8                     -
Second Quarter            3               1 5/8                     -
First Quarter             3 1/16          2                         -

On August 27, 1996, the last sale price for the Company's Common Stock was $5.4375. As of May 31, 1996, the Company had 1,174 stockholders of record of its Common Stock.

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

Item 6.  Selected Financial Data

              GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED SELECTED FINANCIAL DATA


                                              1992               1993               1994               1995               1996
                                          ========================================================================================

Operating Revenues, Net                   $164,551,000       $164,364,000       $177,957,000       $192,234,000       $195,196,000

Income before Interest
and Taxes (a)                             $ 10,986,000       $ 14,623,000       $  9,152,000       $ 16,143,000       $ 15,188,000

Interest Expense, Net                     $ (9,463,000)      $(11,377,000)      $(10,889,000)      $(11,078,000)      $(12,295,000)

Pre-Tax Income (Loss)                     $  1,523,000       $  3,246,000       $ (1,737,000)      $  5,065,000       $  2,893,000

Income Tax Provision (Benefit)            $    380,000       $    812,000       $   (299,000)      $  1,012,000       $ (1,260,000)

Extraordinary Items:
  Utilization of Net
    Operating Loss Carryforwards          $     66,000       $       --         $       --         $       --         $       --

  Extinguishment of Debt - net of
    tax benefit                           $   (650,000)      $       --         $       --         $       --         $       --

Net Income (Loss)                         $    559,000       $  2,434,000       $ (1,438,000)      $  4,053,000       $  4,153,000

Per Common Share:
  Net Income (Loss) before
    Extraordinary Item(s)                 $        .08       $        .16       $       (.09)      $        .27       $        .27

  Extraordinary Item(s)                   $       (.04)      $       --         $       --         $       --         $       --

  Net Income                              $        .04       $        .16       $       (.09)      $        .27       $        .27


Cash Dividends Declared
  Per Common Share                                --                 --                 --                 --                 --
                                          ========================================================================================

                                              1992               1993               1994               1995               1996
                                          ========================================================================================

Total Assets                              $163,479,000       $169,619,000       $162,724,000       $176,717,000       $191,684,000

Long-Term Debt and                        $115,834,000       $122,582,000       $119,343,000       $121,660,000       $130,775,000
  Subordinated Debentures (b)

Shareholders' Equity                      $  9,382,000       $ 11,951,000       $ 10,545,000       $ 14,648,000       $ 18,880,000

Patient Days (c)                             1,039,403          1,039,204            983,671            992,146          1,004,075

Average Occupancy Based
  on Beds in Service (c)                            95%                94%                93%                92%                92%

Revenues From Government Programs (c)               78%                83%                86%                86%                83%

Number of Company Employees                      4,018              3,887              4,150              5,300              5,100

Number of Beds - Operated                        5,530              4,942              3,904              3,989              3,808

- ------------------------
(a)  Includes recognition of deferred and current gains on facilities sold:
              1992            $3,175,000
              1993            $6,365,000
              1994            $1,576,000
              1995            $    -
              1996            $    -
(b)  Excludes current portion of long-term debt and subordinated debentures.
(c)  Pertains to owned long-term care facilities only.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

The Company is a Mid-Atlantic health care company providing support services in pharmacy, rehabilitative therapies, ambulance transportation, contract management, financial, diagnostic services and home care, which includes infusion, respiratory and equipment rental to hospitals, HMO's, physician groups and nursing homes. It also is a major long-term care provider in Pennsylvania and New Jersey.

Liquidity and Capital Resources

The Company has a $25 million accounts receivable sale agreement, with recourse, which expires in May 1997. Under this agreement program costs are charged at 9.84% of the outstanding receivables sold. In May 1994, the Company entered into an additional agreement to sell certain receivables due from third party payors. This agreement expires in May 1997. The program cost charged is 9.75% of outstanding amounts sold. The maximum amount to be sold at any time under this agreement will be $5,000,000. The amount outstanding at May 31, 1996 under these agreements was $18,572,000. The Company has accounted for these transactions as a sale of receivables (See Note 4 to the Notes to Consolidated Financial Statements).

The Company has a $5,000,000 line of credit agreement with a commercial bank. The line of credit is secured by certain real estate and receivables not sold under the accounts receivable financing agreement discussed above. Interest on the line is at prime plus 1%. The line is renewable annually and may, at the Company's option, be converted to a three (3) year term loan. At May 31, 1996, the Company had $2,580,000 outstanding under this line and also had $1,574,000 of letters of credit outstanding under this agreement. In August 1996, the Company received a commitment to increase the credit line to $7,500,000.

In June 1996, the Company entered into a $2,500,000 loan agreement with FINOVA Capital principally secured by the durable medical equipment of one of its subsidiaries. The loan is repayable over 60 months with interest at prime plus 3% (11.25% as of May 31, 1996).

A substantial part of the Company's revenues consists of reimbursements under the Pennsylvania Medicaid Program. Historically this was a retrospective cost based program that typically resulted in the generation of large receivables which were periodically settled. Effective January 1, 1996, Pennsylvania adopted regulations to implement a new case mix payment system. The revised rates issued by Pennsylvania to the Company, are lower than the interim rates received under the old system. The Company is continuing to pursue increases to these rates through various administrative and legal processes. The Company continues to reduce costs and pursue its aggressive program to reduce its concentration on Medicaid programs and shift to other payor programs and opportunities. The Company believes that the results of these activities will be to mitigate what could otherwise be a substantial adverse effect on the Company's results from the implementation of the new system.

The Company was named a defendant, together with GMS Management, Inc., and various current and former officers of the Company, in a class action suit which was filed in September, 1992, in the United States District Court for the Eastern District of Pennsylvania in Philadelphia. On July 15, 1996, the Company entered into an agreement to settle the claims of the plaintiff class. The agreement received provisional approval by the court on July 23, 1996, and is subject to a hearing to be held on October 7, 1996. Under the terms of the agreement, a payment up to a maximum of $1,900,000 will be made to a claims settlement fund, of which 50% will be paid by the Company's insurance carrier. The fund will be used to resolve all claims of the members of the plaintiff class on a claims made basis and to pay the attorneys' fees and costs incurred by the plaintiff class. The ultimate amount of this settlement cannot be determined at this time. The Company's maximum share of the claim is $950,000.

The Company reached a settlement in fiscal 1994, with the Office of the United States Attorney for the Eastern District of Pennsylvania, regarding the joint venture and management arrangements of its subsidiary UHCS, whereby the Company is paying $30,000 per month for the next 16 months.

On February 21, 1996, a Company subsidiary reached an agreement with the U.S. Attorney to settle the previously reported matter involving reimbursement for certain nutritional services provided at a nursing facility (the "Facility") previously managed by the subsidiary. The Company entered into this settlement, without admitting any wrongdoing, in order to avoid the substantial expenses and management disruption of litigation. The settlement resulted in a charge of $429,000, before taxes, included in the accompanying Consolidated Statements of Operations for the fiscal year ended May 31, 1996. Beginning in February 1996, the Company has agreed to pay $10,000 per month through October 1997 with a final payment of the remaining balance due in November 1997. The Company's management agreement with the Facility provides that the Facility indemnify and hold the Company harmless with respect to claims such as that alleged by the U.S. Attorney. However, it is unclear whether the Facility has, or would have, the funds necessary to provide such indemnification.

LSA received notice of suspension of payments relating to Medicare billing submitted to its Medicare intermediary, effective April 6, 1995. The intermediary has alleged that overpayments have occurred to prior LSA billings. In August 1995, the intermediary partially lifted the suspension and has since paid LSA 75% of all subsequent approved billings. As of May 31, 1996, the intermediary had withheld approximately $4,565,000 in escrow pending resolution of this matter. LSA has received notices of the results of the intermediary's audits, including a calculated overpayment of approximately $6,800,000 through March 31, 1996. LSA is reviewing the intermediary's results and believes there are errors in, among other things, (i) the sampling techniques used; (ii) the conclusions reached relative to the appropriateness of payments for claims in the audit sample, and (iii) the projection technique of the ultimate overpayment calculation. LSA intends to vigorously defend its position and utilize all available administrative and legal processes to protect its rights in this matter. It is not possible at the present time to determine the length of the suspension or whether such suspension will have a material effect on the operations or the financial condition of the Company. LSA believes that it has operated at all times in substantial compliance with all provisions required by Medicare relating to reimbursement for services. The Company is not able, at this time, to predict the ultimate outcome of this matter.

The Company's net trade receivables have increased $6,247,000 for the year ended May 31, 1996 primarily as a result of the suspension and a slowdown of payments to LSA, discussed above, and a slow down in payment for services provided to outside long term care facilities. The Company's receivable due from third party payors, net increased $7,965,000 in fiscal 1996 as a result of the continued delay of audits and settlements of cost reports under government reimbursement programs. All of the foregoing have had an adverse effect on the Company's liquidity.

In December, 1994, the Company arranged financing under section 232 of the National Housing Act, of a 60 bed nursing home and 60 bed residential health care facility in Cape May, New Jersey. The construction of the facility was completed in January 1996 at a total construction cost of $7,062,000, of which $5,636,000 is to be financed. During fiscal 1996, construction costs incurred totaled $4,857,000, of which $4,577,000 was financed.

On May 31, 1995, the Company completed an agreement to finance a 120 bed long term care facility in Norristown, PA (Rittenhouse West Nursing & Rehabilitation Center) with Meditrust Mortgage Investments, Inc. (Meditrust) for $6,939,000. During fiscal 1996 construction costs incurred totaled $4,557,000, of which $4,541,000 was financed.

As more fully discussed in Note 14 (a) and (b), to the Notes to Consolidated Financial Statements, the Company is a party to various legal and other matters asserted against the Company. The ultimate liability resulting from the foregoing matters cannot presently be determined. Accordingly, no provision for any liability in excess of the amount recorded by the Company has been made to the accompanying consolidated financial statements.

The Company intends to meet its capital commitments and working capital requirements in fiscal, 1997 from operations, existing financing arrangements, or the sale or refinancing of other assets.

Comparison of Consolidated Results of Operations for Fiscal 1996 and Fiscal 1995

The following table derived from the Company's consolidated statements of operations sets forth for the items listed the respective changes when compared between the fiscal years ended May 31:


                                                                          Increase               %
                                           1996             1995         (Decrease)            Change
                                           ----             ----         ----------            ------
 (In 000's except percentages)
 Operating revenues, net               $195,196         $192,234            $ 2,962              1.5%
 Other Revenues                               -                -                  -                -
                                       --------         --------            -------
                                        195,196          192,234              2,962              1.5%
                                       --------         --------            -------
 Operating expenses                     167,060          163,769              3,291              2.0%
 Depreciation and amortization            8,778            8,734                 44               .5%
 Interest expense, net                   12,295           11,078              1,217             11.0%
 Provision for costs on
  sale of accounts receivable             4,170            3,588                582             16.2%
                                       --------         --------            -------
                                        192,303          187,169              5,134              2.7%
                                       --------         --------            -------
 Income before taxes                      2,893            5,065             (2,172)              NM
 Tax provision                           (1,260)           1,012             (2,272)              NM
                                       --------         --------            -------
 Net income                            $  4,153         $  4,053             $  100              2.5%
                                       ========         ========            =======

NM = Not Measurable


Net income was $4,153,000 for the twelve months ended May 31, 1996 compared to net income of $4,053,000 in 1995.

Operating revenues, net are $2,962,000 higher in 1996 when compared to 1995. Of this increase, $4,603,000 relates to the Company's long term care operations which resulted from revenues generated from Medicare certified and sub-acute units ($1,078,000), net bed additions ($1,846,000) and rate increases partially offset by a reduction in census ($1,679,000). The increases in the long term care revenues were offset by a net decrease in the ambulance, pharmaceutical and hospitality services revenues related to a decrease in government reimbursement and a decrease in volume of business ($1,641,000).

Operating expenses increased $3,291,000 in 1996 compared to 1995. This includes non-recurring charges of $429,000 recorded in the third quarter related to a settlement of a matter relating to reimbursement for nutritional services provided at a nursing facility previously managed by a subsidiary and an amount recorded in the fourth quarter relating to the class action suit (see Note 14 to the Notes of Consolidated Financial Statements). After giving effect to the non-recurring charges totalling $829,000, operating expenses have remained constant as a percentage of revenues due to continued cost containment and operating efficiencies.

Interest expense, net, for the year ended May 31, 1996 increased approximately $1,217,000 over 1995. This increase is principally attributable to the following: additional interest of $621,000 incurred under the Company's credit facility with Meditrust Mortgage Investments, Inc.; a $500,000 discount on a note receivable; and debt related to a new long term care facility opened in January 1996. The increase in interest expense is offset by an increase in interest income as the result of interest associated with term notes.

Provision for costs on sale of accounts receivable increased $582,000 over 1995 primarily as the result of an increase in the sale of accounts receivables during fiscal 1996.

The tax provision decreased $2,272,000 primarily due to the recognition of deferred tax assets. A net deferred tax asset of $1,925,000 was recorded during fiscal 1996 as the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize such net deferred tax assets.

Comparison of Consolidated Results of Operations for Fiscal 1995 and Fiscal 1994

The following table derived from the Company's consolidated statements of operations sets forth for the items listed the respective changes when compared between the fiscal years ended May 31:


                                                                             Increase            %
                                           1995             1994            (Decrease)         Change
                                           ----             ----            ----------         ------
(In 000's except percentages)
Operating revenues, net                $192,234         $177,957            $14,277              8.0%
 Other revenues                                -            1,576             (1,576)          (100.0)%
                                        --------         --------            -------
                                         192,234          179,533             12,701              7.1%
                                        --------         --------            -------
 Operating expenses                      163,769          157,612              6,157              3.9%
 Depreciation and amortization             8,734            9,238               (504)            (5.5)%
 Interest expense, net                    11,078           10,889                189              1.7%
 Provision for costs on
  sale of accounts receivable              3,588            3,531                 57              1.6%
                                        --------         --------            -------
                                         187,169          181,270              5,899              3.3%
                                        --------         --------            -------
 Income (loss) before taxes                5,065           (1,737)             6,802               NM
 Tax provision (benefit)                   1,012             (299)             1,311               NM
                                        --------         --------            -------
 Net income (loss)                       $ 4,053         $ (1,438)           $ 5,491               NM
                                         ======          ========            =======

NM= not measurable

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

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements of the Company for the years ended May 31, 1996, 1995 and 1994, and the reports of the Company's independent certified public accountants with respect thereto, are included in this report beginning on the following page.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and
Board of Directors
Geriatric & Medical Companies, Inc.
and Subsidiaries


We have audited the consolidated balance sheets of Geriatric & Medical Companies, Inc. and Subsidiaries as of May 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. We have also audited the 1996 and 1995 schedule II. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the fianncial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geriatric & Medical Companies, Inc. and Subsidiaries as of May 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for the years ended May 31, 1996 and 1995 in conformity with generally accepted accounting principles.

Also, in our opinion, Schedule II presents fairly, in all material respects, the information set forth therein.


BDO Seidman, LLP


Philadelphia, Pennsylvania
August 20, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and
Board of Directors
Geriatric & Medical Companies, Inc.
and Subsidiaries


We have audited the consolidated financial statements and the financial statement schedule of Geriatric & Medical Companies, Inc. and Subsidiaries for the year ended May 31, 1994 as listed in Item 14(a) of this form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations, cash flows and stockholders' equity (deficit) of Geriatric & Medical Companies, Inc. and Subsidiaries for the year ended May 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As more fully discussed in Note 14, a class action shareholder lawsuit has been brought against the Company. The ultimate outcome of the foregoing cannot presently be determined. Accordingly, no provision for any liability has been made to the accompanying consolidated financial statements.


Coopers & Lybrand L.L.P.

2400 Eleven Penn Center
Philadelphia, Pennsylvania 19103
October 11, 1994

              GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (In thousands except par values and shares)


                                                                  May 31,
     ASSETS                                                  1996        1995
                                                             ----        ----
Current Assets:
     Cash                                                 $  2,224     $  3,368
     Restricted cash                                         4,923          715
     Patients' funds                                         1,529        1,388
     Accounts receivable, net of allowance
         of $7,720 and $7,733 at May 31, 1996
         and 1995, respectively                             30,392       24,145
     Other receivables, net of allowance
         of $975 at May 31, 1996 and 1995                    5,501        5,919
     Prepaids and other assets                               4,403        6,622
     Inventories                                             4,949        5,154
     Due from third-party payors, net of
         allowance of $4,649 and $3,391 at
         May 31, 1996 and 1995, respectively                21,913       13,948
                                                          --------     --------
                          Total current assets              75,834       61,259
                                                          --------     --------

Property and equipment:
     Land                                                    4,094        3,702
     Building and improvements                             106,686       99,971
     Equipment and fixtures                                 37,911       38,299
     Construction-in-progress                                7,256        5,259
                                                          --------     --------
                                                           155,947      147,231

Less accumulated depreciation                               62,905       59,293
                                                          --------     --------
                                                            93,042       87,938
                                                          --------     --------

Other noncurrent assets:
     Restricted cash                                         2,980        3,021
     Goodwill net of accumulated amortization
         of $476 and $359 at May 31, 1996
         and 1995, respectively                              3,222        2,567
     Notes and other receivables                             6,049       11,132
     Deferred charges and other, net of
         amortization of $3,850 and $2,891
         at May 31, 1996 and 1995, respectively             10,557       10,800
                                                          --------     --------

                                                            22,808       27,520
                                                          --------     --------

                                                          $191,684     $176,717
                                                          ========     ========



                                                                  May 31,
             LIABILITIES                                    1996         1995
                                                            ----         ----

Current Liabilities:
         Current portion of long-term debt and
            subordinated debenture                       $  4,820      $  2,906
         Accounts payable                                  22,132        23,770
         Accrued expenses                                  10,999        10,151
                                                         --------      --------

            Total current liabilities                      37,951        36,827
                                                         --------      --------


Other long-term liabilities                                 3,586         3,090
                                                         --------      --------

Long-term debt                                            130,775       120,660
                                                         --------      --------

Subordinated debenture                                       --           1,000
                                                         --------      --------

Deferred gain                                                 492           492
                                                         --------      --------

Commitments and contingencies


            STOCKHOLDERS' EQUITY

Preferred Stock, $.10 par, authorized
         15,000,000 shares; none were issued
         or outstanding                                      --            --
Common Stock, $.10 par, authorized
         30,000,000 shares in 1996 and 1995
         issued and outstanding 15,429,746
         and 15,244,261 in 1996 and 1995,
         respectively                                       1,543         1,524
Capital in excess of par value                             14,703        14,643
Accumulated earnings (deficit)                              2,634        (1,519)
                                                         --------      --------
                                                           18,880        14,648
                                                         --------      --------

                                                         $191,684      $176,717
                                                         ========      ========

           See accompanying notes to consolidated financial statements

              GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   ($'s in thousands except per common share)

        -----------------------------------------------------------------


                                                 Years Ended May 31,

                                              1996          1995         1994
                                              ----          ----         ----


Operating revenues, net                    $ 195,196     $ 192,234    $ 177,957
Other revenues                                  --            --          1,576
                                           ---------     ---------    ---------
                                             195,196       192,234      179,533
                                           ---------     ---------    ---------
Cost and Expenses:

Operating expenses                           167,060       163,769      157,612
Depreciation and amortization                  8,778         8,734        9,238
Interest expense, net                         12,295        11,078       10,889
Provision for costs on sale
 of accounts receivable                        4,170         3,588        3,531
                                           ---------     ---------    ---------
                                             192,303       187,169      181,270
                                           ---------     ---------    ---------
Income (loss) before
 income taxes                                  2,893         5,065       (1,737)
Income taxes                                  (1,260)        1,012         (299)
                                           ---------     ---------    ---------



Net Income (Loss)                          $   4,153     $   4,053    $  (1,438)
                                           =========     =========    =========




Earnings (Loss) per common share           $    0.27     $    0.27    $   (0.09)
                                           =========     =========    =========

Average common shares outstanding             15,372        15,209       15,314
                                           =========     =========    =========

          See accompanying notes to consolidated financial statements.

              GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($'s in thousands)

                                                                                          YEARS ENDED MAY 31,
                                                                                          -------------------
                                                                                    1996        1995         1994
                                                                                    ----        ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income  (loss)                                                           $  4,153     $  4,053     $ (1,438)

    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Provision for uncollectible accounts                                        4,496        6,388        7,102
        Depreciation and amortization                                               8,778        8,734        9,238
        Gain on sale of facilities and other assets, net and
              recognition of deferred income                                         --           --           (115)
        Recognition of deferred tax asset                                           1,925         --           --
        Non-cash change in worker's compensation expense                             --           --           (405)
        Other items                                                                    83          332          547
        Changes in assets and liabilities, net of effects from acquisitions:
            Increase in patients' funds and other, net                               (141)      (1,077)         (40)
            Increase in accounts receivable                                       (10,743)     (10,506)      (8,587)
            (Increase) decrease in other receivables                                  418         (364)        (814)
            (Increase) decrease in prepaids and other assets and inventories          499       (3,533)         701
            (Increase) decrease in net amounts due from third-party payors         (7,965)      (4,634)         321
            Increase (decrease) in accounts payable and accrued expenses             (790)       8,297       (1,098)
            Increase (decrease) in other long-term liabilities                        (10)        (348)         815
                                                                                  --------     --------     --------
       Net cash provided by operating activities                                      703        7,342        6,227
                                                                                  --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                           (2,859)      (3,251)      (4,092)
    Capital expenditures financed by construction
        and property improvement funds                                             (9,118)      (2,786)      (4,450)
    (Increase) decrease in notes and other receivables                              5,083         (700)       1,027
    Acquisitions of ambulance companies, net of cash acquired                        --           (553)        --
    Other investing activities, net                                                    90           31          115
                                                                                  --------     --------     --------
        Net cash used in investing activities                                      (6,804)      (7,259)      (7,400)
                                                                                  --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from borrowings                                                       15,747        2,238        6,570
    Repayment of debt and subordinated debentures                                  (6,111)      (2,933)     (11,351)
    (Increase) decrease in restricted cash                                         (4,167)       4,191        5,625
    Expenditures for deferred charges                                                (522)      (1,197)      (1,621)
    Proceeds from issuance of common stock                                             10           59           32
                                                                                  --------     --------     --------
        Net cash provided by (used in) financing activities                         4,957        2,358         (745)
                                                                                  --------     --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (1,144)       2,441       (1,918)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      3,368          927        2,845
                                                                                  --------     --------     --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $  2,224     $  3,368     $    927
                                                                                  ========     ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                                                 $ 16,659     $ 16,200     $ 16,123
        Income taxes                                                             $    471     $    157     $    179

SUPPLEMENTAL SCHEDULE OF NONCASH ITEMS:
    Assets acquired under capital leases                                         $  1,393     $  1,938     $    975
    Acquisitions of ambulance companies:
        Fair value of assets acquired                                            $   --       $  2,809     $    782
        Cash paid and debt issued                                                    --         (2,282)        --
                                                                                  --------     --------     --------
        Liabilities assumed                                                      $   --       $    527     $    782
                                                                                  ========     ========     ========


          See accompanying notes to consolidated financial statements.

              GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                for the years ended May 31, 1996, 1995, and 1994
                                 (In thousands)



                                                  Common Stock
                                             ---------------------      Capital in
                                                                         Excess of       Accumulated
                                             Shares         Amount       Par Value    Earnings(Deficit)
                                             ------         ------      ----------    -----------------
Balance, May 31, 1993                        15,274       $  1,527       $ 14,558       $ (4,134)
   Net Loss                                    --             --             --           (1,438)
   Restricted shares cancelled net of
     issued shares to key employees            (153)           (15)          --             --
   Stock options exercised                       39              4             43           --
                                             ------       --------       --------       --------
Balance, May 31, 1994                        15,160          1,516         14,601         (5,572)
  Net Income                                                                               4,053
   Restricted shares
     issued to Directors                          9              1             10           --
   Stock options exercised                       75              7             32           --
                                             ------       --------       --------       --------
Balance, May 31, 1995                        15,244          1,524         14,643         (1,519)
   Net Income                                                                              4,153
   Restricted shares issued
     to Directors                                 9              1             22           --
   Unregistered shares issued                   162             16             65           --
   Stock options exercised                       15              2            (27)          --
                                             ------       --------       --------       --------
Balance, May 31, 1996                        15,430       $  1,543       $ 14,703       $  2,634
                                             ======       ========       ========       ========


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


         (c) Cash and Cash Equivalents:

For purposes of the statements of cash flows, the Company considers cash and cash equivalents to be cash on hand, cash in banks and overnight investments.

         (d) Restricted Cash:

Restricted cash represents funds held in trust to be used to repay debt obligations and funds being held by a Medicare intermediary (See Note 14).

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

         (h) Other Noncurrent Assets:

Goodwill represents the excess of the cost of purchased businesses over the fair value of their net assets. Goodwill arising after October 31, 1970 is being amortized by the straight-line method over periods ranging from 15 to 40 years. Goodwill in the amount of $565,000 relating to acquisitions prior to November 1, 1970 is not being amortized. The Company assesses the recoverability of the intangibles based on undiscounted estimated future operating cash flows. As of May 31, 1996, the carrying value of the intangibles has been determined not to be impaired.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


Notes and other receivables consist primarily of term loans related to facility sales. The term loans are primarily secured by second mortgages on the facilities.

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

         (i) Recoverability of Long-Lived Assets:

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed Of", the Company evaluates the recoverability of all long-lived assets annually, or more frequently whenever events and circumstances warrant revised estimates, and considers whether the long-lived assets should be completely or partially written off or if the depreciation/amortization period should be accelerated. As of May 31, 1996, in the opinion of Management, the carrying value of the long-lived assets has not been impaired.

         (j) Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (k) Income Taxes:

In fiscal 1994, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 109, Accounting for Income Taxes, which required a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized by applying enacted statutory tax rates, applicable to future years, to temporary differences between the tax basis and financial statement carrying values of the Company's assets and liabilities. The adoption of SFAS No. 109 did not have a material effect on the Company's consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


         (l) Workers' Compensation Insurance:

The Company self-insures for certain levels of Workers' Compensation Insurance and estimated costs for the workers' compensation programs are accrued at present values based upon actuarially projected claims. Related workers' compensation expense for 1996, 1995, and 1994 amount to $4,334,000, $4,757,000, and $4,928,000 respectively. During 1994, the Company refined its estimate of its workers' compensation expense which resulted in an additional charge of $700,000. Included in other assets at May 31, 1996 and 1995 is $4,069,000 and $3,563,000, respectively, relating to the future revenue associated with the difference in accounting for workers' compensation expense under third party payor programs which is different than the method used for financial reporting purposes. The accrued workers' compensation expense amounting to $3,035,000 and $2,529,000 at May 31, 1996 and in 1995, respectively, is included in other long term liabilities in the accompanying consolidated financial statements.

         (m) Fair Value of Financial Instruments:

The fair value of financial instruments is determined by reference to various market data and other valuation considerations. The fair value of financial instruments approximates their recorded values.

         (n) Earnings (Loss) Per Common Share:

Earnings (loss) per common share is based on the weighted average number of Shares of common stock outstanding. Potential dilution from common stock equivalents is not material.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


2.      Long-Term Debt and Subordinated Debenture:

A summary of long-term debt and subordinated debenture follows:


                                                   Fiscal Year                        Fiscal
        ($'s in thousands)                         of Maturity                        May 31,
                                                   -----------               ---------------------------
                                                                                 1996             1995
                                                                                 ----             ----
        Credit Line (a)                                2000                  $  2,580          $      -
        Mortgages:
           Mortgages (b)                             2002,2007                 88,228             84,580
           Other {HUD Insured} (c)                   2033,2036                 13,295              8,738
        Bonds Payable:
           PA County IDA's, NJ EDA's (d)              2000                     16,795             17,020
           Other NJ EDA's  (e)                       2004-2022                  8,580              8,705
        Notes and Leases  (f)                         Various                   5,117              4,523
                                                                             --------           --------
                                                                              134,595            123,566
        Less amounts due within one year                                        3,820              2,906
                                                                             --------           --------
                                                                             $130,775           $120,660
                                                                             ========           ========
        Subordinated debenture  (g)                    1997                  $  1,000           $  1,000
        Less amounts due within one year                                        1,000                 -
                                                                             --------           --------
                                                                             $     -            $  1,000
                                                                             ========           ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(a) In December 1995, the Company entered into a $5,000,000 secured Line of Credit Agreement ("Credit Line") with Commerce Bank, NA. The Credit Line is secured by certain real estate and private receivables not sold under the accounts receivable financing agreement (see Note 4). Interest on the Credit Line is at prime plus 1% (9.25% as of May 31, 1996). The line is renewable annually and may, at the Company's option, be converted to a three year term loan. The outstanding loan balance under the Credit Line at May 31, 1996 was $2,580,000.

        Three Letters of Credit were issued and outstanding under the Credit Line totaling $1,574,000. These Letters of Credit were issued in connection with a Company insurance program and construction project.

        At May 31, 1996, the Credit Line availability was $846,000. The maximum outstanding credit line balance and the average credit line balance during fiscal 1996 was $2,580,000 and $280,000, respectively. In August 1996, the Company received a commitment to increase the Credit Line to $7,500,000.

(b) In April, 1992, the Company completed an agreement with Meditrust Mortgage Investments, Inc. ("Meditrust"), pursuant to which the Company received $86,003,000 under a credit facility collateralized by mortgages on various nursing home facilities located in Pennsylvania and New Jersey (the "Mortgaged Facilities"). The credit facility was used to pay off or refinance debt, capital improvements and additions to mortgaged facilities, debt service reserve and working capital.

        The credit facility is payable over ten years based upon a twenty-five year amortization schedule, at an initial interest rate of 11.5% annum ("Based Rate"), which may increase prospectively (based upon revenues) and is annually capped at the sum of .25% of the initial mortgage amount and a prior year interest factor. At the end of five years, the Base Rate will be reset prospectively at either the higher of 11.5% or the five-year treasury note interest rate plus 4%, or the rate in effect at the end of the initial five-year period. At the Company's election, such credit facility may be prepaid at 103.5% of the outstanding principal at the end of the fifth year. The loan had a balance of approximately $83,079,000 and bears interest at an effective rate of 12.23% as of May 31, 1996.

        In connection with this agreement, the Company may not pay dividends under certain circumstances and is required to comply with certain financial convenants, the most restrictive of which is the debt service coverage ratio, at May 31, 1996. The Company has complied with the provisions of the agreement or in instances of non compliance has received waivers.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


        On May 31, 1995, the Company completed an agreement to finance a 120 bed long term care facility (Rittenhouse West Nursing & Rehabilitation Center) with Meditrust for $6,939,000 at a rate of prime plus 2 percent (10.25% as of May 31, 1996). Construction costs incurred as of May 31, 1996 totaled $5,262,000. Also, as of May 31, 1996 and 1995, the construction loan had a balance of approximately $5,149,000 and $608,000, respectively. In connection with this project, a $74,000 Letter of Credit was issued which expires in February 1997.

(c) The Company has two mortgage loans insured under Section 232 of the National Housing Act by the United States Department of Housing and Urban Development, Federal Housing Administration. The first loan is with Northwest Total Care Associates, Limited Partnership ("LP"), which is owned by subsidiaries of the Company. Construction of the facility ("Care Center of Brakeley Park") was completed during fiscal 1993. The loan had a balance of approximately $8,089,000 as of May 31, 1996 and bears interest at 10.35% per annum. The loan is financed by Quaker Capital, L.P. and is payable in equal monthly payments over forty years. The obligation is collateralized by the assets of the Limited Partnership without recourse to the partners.

        The second HUD loan is with North Cape Convalescent Center Associates, L.P., which is owned by subsidiaries of the Company. Construction of the facility was completed in January 1996 at a total construction cost of $7,062,000, of which $5,636,000 is to be financed by GMAC Commercial Mortgage Corporation at 9.5% over 40 years. The obligation is collateralized by the assets of the Limited Partnership without recourse to the partners. The loan balance at May 31, 1996 was approximately $5,206,000, with the loan's final endorsement occurring in June 1996. In connection with this loan, a $500,000 letter of credit was issued which expires in December 1996.

(d) The Company's facilities are owned and subject to mortgages. Mortgage Revenue Refunding Bonds (Series 1992 and 1993), which are secured by mortgages on facilities, were issued through Pennsylvania County Industrial Development Authorities (Bucks, Chester, Montgomery and Lancaster) and the New Jersey Economic Development Authority. These bonds were issued under a Master Trust Indenture with First Union National Bank, and bear interest at fixed rates of 7.5% to 9.0%, payable semi-annually. At May 31, 1996, outstanding bonds were $16,795,000, which is comprised of $6,035,000 of EDA and $10,760,000 of PA IDA bonds.

        Under the Master Trust Indenture, the Company has agreed not to pay any dividends or make any distribution which could have the effect of reducing consolidated tangible net worth and subordinated indebtedness, if consolidated tangible net worth and subordinated indebtedness is at such time or would thereby be reduced to less than $9,000,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(e) The Company also has two bond series issued through the New Jersey Economic Development Authority, each secured by a skilled nursing facility mortgage.

        Principal on the $2,025,000 and $660,000 Revenue and Revenue Refunding Bonds is payable quarterly beginning July 15, 2004 and July 15, 1992, respectively. These bonds bear interest at a fixed rate of 9.625% payable quarterly. Additionally, at May 31, 1996, the Company had $5,895,000 Economic Development Refunding Bonds outstanding. Interest on these bonds is at a fixed rate of 10.5% payable semi-annually over a thirty year period.

(f) Notes and leases consist primarily of capitalized leases and promissory notes bearing interest at 6% to 13.39%.

(g) In November 1994, the Company issued a $1,000,000 subordinated debenture to Tomahawk Capital Investments, Inc. ("Tomahawk") which is controlled by an executive officer of the Company. The interest is payable on a quarterly basis, at a rate of 12% per annum, and the debenture is due on December 1, 1996.

Amounts due on long-term debt in each of the next five fiscal years are as follows:

($'s in thousands)
- ------------------
        1997                                $  4,820
        1998                                   2,879
        1999                                   2,590
        2000                                  20,523
        2001                                   1,984
        Thereafter                           102,799
                                            --------
           Total                            $135,595
                                            ========

Substantially all of the Company's properties related to its long term care facilities and headquarters location are pledged as collateral on borrowings. Substantially all other assets of the Company (excluding property under capital leases and certain accounts receivable) are unencumbered.

3.      Acquisitions and Disposals:

Concurrent with the sale of nursing or residential facilities in prior years, the Company entered into long-term agreements to provide management and other services in operating these facilities. All of these management agreements have expired or been terminated as of May 31, 1994.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

As of May 31, 1996 and 1995, with respect to the aforementioned facility sales, the Company was owed the following:

                                                            May 31,
                                                 -----------------------------
    ($'s in thousands)                              1996               1995
    ------------------                              ----               ----

    Operating deficits advances                  $   390            $   390
    Issuance cost loans                              918                925
    Term loans and accrued interest                5,259              5,728
    Management and other fees                      5,049              4,503
                                                   -----            -------
       Total                                     $11,616            $11,546
                                                 =======            =======

Included in noncurrent notes and other receivables are $3,820,000 and $5,693,000 of receivables related to the aforementioned transactions at May 31, 1996 and 1995, respectively.

The Company has deferred the recognition of gain on sale of facilities related to guarantees under an operating deficit agreement. As of May 31, 1996, the Company may ultimately recognize as additional gain on sale of facilities $492,000 if certain minimum operating cash flow requirements and other factors are achieved. In fiscal 1994, the Company recognized $1,576,000 of deferred gain on facilities sold in prior years.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


On May 31, 1993 the Company sold its Mt. Laurel, New Jersey facilities to Tomahawk for $8.5 million, consisting of cash of $2.5 million and a 9% interest bearing note for $6 million. This note was payable based on a 25 year amortization, with a balloon payment due June of 2005. Tomahawk prepaid approximately $1,500,000 from inception through May 31, 1995. As of May 31, 1996, Tomahawk prepaid $3,000,000 and as an inducement received a discount of $500,000 which has been recorded in the accompanying financial statements. The Company also restructured this note requiring that the remaining balance of principal and interest as of May 31, 1996 (totaling $1,622,000) be paid over 35 quarters, commencing September 1, 1996 with interest on the principal due at 6.75%.

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

During fiscal 1995, the Company acquired three ambulance transportation companies for $2,282,000. Two of the acquisitions were asset purchases while the third was a stock purchase. Goodwill of $365,000 was recorded in connection with these acquisitions. The transactions have been accounted for as purchases for financial reporting purposes. The dated results of operations from the respective dates of acquisition and do not have a material effect on the Company's consolidated financial statements.

4.      Accounts Receivable:

The Company is a party to a $25 million accounts receivable sale agreement with recourse with a financial institution, which expires on May 31, 1997. The Company may sell, on a continuing basis, up to $25,000,000 of certain qualifying accounts receivable. The Company receives, net of reserves, approximately 80% of accounts receivable submitted. This transaction has been accounted for as a sale under Financial Accounting Standards Board Statement No. 77 guidelines but may be treated as a financing (borrowing) transaction for Medicare/Medicaid purposes. As permitted by Statement of Accountant Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", the Company will adopt the recording of any transfers and servicing of financial assets and extinguishments of liabilities as of January 1, 1997, which is in accordance with this statement. The subsequent adoption of this statement will not have a material effect on the Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Under the terms of the agreement, the Company will pay program costs at 9.84% on the outstanding receivables submitted. During fiscal 1996 and 1995, the Company sold approximately $109,288,000 and $110,297,000 respectively, of certain qualifying accounts receivables. As of May 31, 1996 and 1995, the balance of the receivables submitted for sale was approximately $15,656,000 and $20,774,000 of which approximately $13,074,000 and $16,619,000 were funded, respectively. The unfunded portion is included in other receivables on the balance sheet.

The Company entered into an agreement to sell certain receivables due from third-party payors. The program costs charged are 9.75% of the outstanding receivables sold. The maximum amount of receivables to be sold is $5,000,000. The Company receives, net of reserves, approximately 80% of third-party payor receivables sold. The unfunded portion is included in other receivables on the balance sheet. As of May 31, 1996 and 1995 the amount of the receivables sold was $2,916,000 and $150,000, of which approximately $2,435,000 and $150,000 was funded respectively.

As of May 31, 1996, 1995 and 1994, the Company has recognized a provision for costs on sale of accounts receivable of $4,170,000, $3,588,000, and $3,531,000 respectively. The provision for costs on sale of accounts receivable consists of: (A) program and other costs incurred on receivables sold and (B) servicing costs relating to the collection of receivables sold. Under the sale agreement, the Company continues and is required to service the accounts receivable sold.

5.       Inventories:

The components of inventories are as follows:
                                                               May 31,
                                                       ---------------------
      ($'s in thousands)                                 1996           1995
                                                       ------         ------
      Durable medical equipment                        $3,584         $3,595
      Institutional pharmacy
        drugs and supplies                                564            895
      Other                                               801            664
                                                       ------         ------
        Total                                          $4,949         $5,154
                                                       ======         ======

6.       Capitalized Interest:

The Company capitalized interest expense of approximately $1,027,000, $879,000, and $1,388,000 in fiscal 1996, 1995 and 1994, respectively, relating to the cost of additions to existing nursing home facilities and construction of new facilities.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

7.       Deferred Charges and Other:

         The components of deferred charges and other are as follows:

                                                             May 31,
                                                   ----------------------------
      ($'s in thousands)                               1996            1995
                                                       ----            ----
      Deferred financing costs                     $  7,707         $ 6,345
      Deferred pre-opening costs                      1,310             951
      Accumulated amortization                       (3,850)         (2,891)
                                                    -------         -------
                                                      5,167           4,405
      Deferred reimbursement-
      workers' compensation                           4,069           3,563
      Deposits                                          316             219
      Prepaid bedding and linen and other
      miscellaneous costs                             1,005           2,613
                                                    -------         -------
                                                    $10,557         $10,800
                                                    =======         =======

8.       Incentive Plans and Option Arrangements:

The Company's 401(k) profit sharing plan covers substantially all full-time employees not covered by collective bargaining agreements. Contributions under the plan are at the discretion of the Board. No contributions were made in fiscal 1996, 1995 and 1994.

Effective November 1989, the Company adopted a 1989 stock option and restricted stock plan, for certain key employees, whereby eligible employees may be issued up to an aggregate of 281,250 Shares of the Company's common stock, subject to certain restrictions, and up to an additional 343,750 Shares upon the exercise of incentive and/or non-qualified stock options granted pursuant to the plan. The restricted share portion of this plan expired as of May 31, 1994. As of May 31, 1996, there were 240,471 Shares under option under this plan, of which 165,655 Shares were exercisable at an average price of $2.27. During fiscal 1996, no Shares under option under this plan were granted. During fiscal 1996, 7,875 Shares were exercised at an average price of $1.65 per share and 8,125 options expired. As of May 31,1995, there were 260,221 Shares under option, under this plan, of which 119,346 Shares were exercisable at

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

an average price of $2.18. During fiscal 1995, 137,000 Shares under option under this plan were granted at exercise prices ranging from $2.0625 to $2.6875. During fiscal 1995, 2,000 Shares were exercised at an average exercise price of $1.41 per share and 10,344 options expired.

The Company has a 1982 incentive stock option plan for key executive and management personnel. At May 31, 1996, there were 184,376 Shares under option and exercisable under this plan at exercise prices ranging from $0.80 to $2.50 with an average exercise price of $1.91. During fiscal 1996, 1995, and 1994, 7,813, 79,062, and 46,484 options were exercised, respectively, at an average price of $1.36, $1.09, and $1.14, respectively. Effective January 28, 1992 additional options cannot be granted under this plan.

In April 1985, a stock option plan was approved under which options to purchase 23,438 Shares may be granted to nonemployees. In fiscal 1995, such plan expired.

Effective November 17, 1994, the Company adopted the 1994 Stock Option and Restricted Stock Plan for Directors whereby Directors of the Company, who are not employees of the Company or its subsidiaries, may be issued up to an aggregate of 250,000 Shares of the Company's common stock. In January 1996 and January 1995, 9,000 restricted Shares were granted at a price of $2.125 and $2.875 respectively, and vest over a one year period. During fiscal 1996, 12,000 Shares under option under this plan were granted at an exercise price of $2.375, and no Shares under option expired.

The Company has a 1990 stock option plan for directors under which options to purchase up to a total of 120,313 Shares may be granted to outside directors. Under this plan, a total of 90,283 options have been granted to outside directors at exercise prices ranging from $.96 to $2.6875 per share. During fiscal 1996, 10,156 Shares were exercised at an exercise price of $.96. During fiscal 1995, 10,157 Shares were exercised at an average price of $1.45 and 7,813 Shares under option expired. At May 31, 1996 and 1995, 44,907 and 49,063 Shares under this plan were exercisable, respectively. Effective December 31, 1994, additional options cannot be granted under this plan.

In fiscal 1996, the Company adopted the 1995 Equity Incentive Plan in which a maximum of 525,000 Shares of the Company's common stock could be granted to the Company's officers and key executives. Awards under the plan may be earned by achieving certain economic, company wide and individual management goals.

Under all stock option plans maintained by the Company, the exercise price of options issued is the same as the market price at the date of grant.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


As permitted by Statement of Accounting Standards No. 123 "Accounting for Stock-Based Compensation", the Company has not adopted a fair value based method of accounting for stock-based compensation as of December 31, 1995. The subsequent adoption of a fair value based method of Accounting for stock-based compensation will not have a material effect on the financial statements.

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

A short-term incentive bonus of $103,000 and $107,000 was accrued for the fiscal years ended May 31, 1996 and 1995, respectively. The long-term incentive plan provides for long-term compensation based upon the increase in market value of the Company's stock to the shareholders. As of May 31, 1996 and 1995, the Company has an accrued liability of $14,582 and $13,000, respectively, relating to this plan. The employment agreement, while in effect, also provides for a death benefit of $1,000,000 payable in forty equal quarterly installments. See
Note 16 of the Notes to Consolidated Financial Statements.

9.       Medicare and Medicaid Revenue:

The Company's long-term care facilities, which are located in Pennsylvania and New Jersey, receive reimbursement under the Medicare and Medicaid programs, which is subject to adjustment upon audit by Federal and State agencies (see
Note 1b). Revenue from these programs related to the Company's long-term care facilities totaled approximately $112,000,000, $105,900,000, and $98,200,000, for the years ended May 31, 1996, 1995 and 1994, respectively. At May 31, 1996 and 1995 the Company had a net third-party receivable of approximately $21,913,000, and $13,948,000, respectively. The total amounts due from third-party payors generally are not paid in full until audit issues are resolved. The Company is continually negotiating to resolve the audit findings and accelerate interim payments due under the reimbursement system.

For the fiscal years 1990 through 1996, the Company has receivables of approximately $10,824,000 for open issues with the Pennsylvania Department of Public Welfare (DPW). Management believes that any reduction of the amount recorded that results from final settlement of these open issues will not have a material adverse effect on the financial position of the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


10.      Income Taxes:

A summary of the components of the tax provision for fiscal years 1996, 1995, and 1994 is as follows:


             ($'s in thousands)                        1996              1995             1994
                                                       ----              ----             ----
             Current Federal                       $  1,132            $  551           $    -
             Current State and Local                    442               296              165
             Federal & State Over/Under
                Accrual Net of Credits                 (909)              165             (464)
             Deferred Tax Benefit                    (1,925)                -                -
                                                    -------            ------           ------
                                                    $(1,260)           $1,012            $(299)
                                                    ========           ======           ======

The effective net income tax rates before the utilization of the Company's operating loss carryforwards are different than the statutory federal income tax rates of 34% in Fiscal years 1996, 1995, and 1994 as indicated below:


             ($'s in thousands)                         1996          1995         1994
                                                        ----          ----         ----
             Statutory Federal Income Tax              $ 983        $1,722        $(591)
             Permanent Differences                        46            52           25
             State and Local Taxes, Net of
                Federal Benefit                          292           195          109
             Investment and Other Tax Credits            (75)         (293)           -
             Net Operating Loss Carryforward                -         (489)           -
             Deferred Tax Benefit                     (1,925)             -           -
             Other                                      (581)         (175)         158
                                                     -------        ------        -----
                                                     $(1,260)       $1,012        $(299)
                                                     =======        ======        =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of May 31,1996 and 1995 determined in accordance with the provisions of SFAS No. 109:



            ($'s in thousands)                                        1996           1995
                                                                      ----           ----
            Deferred Tax Assets:
            Deferred Gain on Sale of Facilities
              in Prior Years                                        $  436         $1,779
            Net Tax Operating Loss Carryforwards                         -            988
            Bad Debts                                                2,905          2,905
            Tax Credits                                              3,193          2,461
            Inventories (Uniform Capitalization)                        93             84
            Deferred Vacation                                          484              -
            Accrued Legal Costs                                        176              -
                                                                    ------         ------
            Total Deferred Tax Assets                               $7,287         $8,217
                                                                    ======         ======

            Deferred Tax Liabilities:
            Accelerated Depreciation                                $3,940         $4,236
            Deferred Income                                            289          1,183
            Deferred Costs                                             404            333
                                                                    ------         ------
            Total Deferred Tax Liabilities                          $4,633         $5,752
                                                                    ======         ======

           Deferred Tax Assets in Excess of Deferred Tax
           Liabilities before Valuation Allowance                   $2,654         $2,465
            Valuation Allowance                                       (729)        (2,465)
                                                                    ------         ------
            Net Deferred Tax Assets                                 $1,925         $    -
                                                                    ======         ======

The net deferred tax asset of $1,925,000 was recorded, as the Company believes it is more likely than not, that the results of future operations will generate sufficient taxable income to realize such deferred tax assets.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

For tax purposes, the Company has unused State net operating loss carryovers of approximately $6,031,000, and Federal tax credit carryovers of approximately $1,780,000 which will expire in varying amounts through the year 2010 (excluding $1,413,000 of Alternative Minimum Tax Credits).

11.      Revenues:

Operating revenues are presented net of contractual allowances of $48,897,000, $38,555,000 and $36,997,000 for the years ended May 31, 1996, 1995, and 1994 respectively. Included in other revenue are deferred and current gains recognized on facilities sold of $1,576,000 for the year ended May 31, 1994.

12.      Interest Expense:

Interest expense is reflected net of approximately $2,130,000, $1,576,000, and $1,405,000, of interest income for the years ended May 31, 1996, 1995, and 1994, respectively. The interest income is principally related to overnight investments, restricted cash and notes receivables.

13.     Quarterly Results (Unaudited):

The following table summarizes the Company's quarterly results of operations for the fiscal years ending May 31, 1996 and 1995:

                                                                    1996

($'s in thousands except Per Share Data)

                                        1st            2nd           3rd          4th (a)           Total
                                    -------        -------       -------          -------        --------
Operating revenues, net             $49,409        $49,506       $49,186          $47,095        $195,196
                                    =======        =======       =======          =======        ========
Net income                          $ 1,157        $ 1,248       $ 1,252          $   496        $  4,153
                                    =======        =======       =======          =======        ========
Net income per share of
  common stock                      $   .08        $   .08       $   .08          $   .03        $    .27
                                    =======        =======       =======          =======        ========
Common stock price range:
  High                               3 1/16          3             2 5/8            2 3/8          3 1/16
  Low                                2               2 1/8         2                1 3/4          1  3/4


(a) Fourth quarter results reflect the recording of an unusual charge pertaining to the class action suit (see Note 14 (b)), additional interest expense of $621,000 relating to the Company's credit facility (see Note 2-b);
    a $500,000 discount on a note receivable (see Note 3); an additional provision for bad debt of $1,750,000; and the recognition of a deferred tax asset of $1,925,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                                                                         1995
                                        1st              2nd              3rd              4th           Total
                                     -------          -------          -------          -------        --------
Operating revenues, net              $45,975          $47,782          $48,565          $49,912        $192,234
                                     =======          =======          =======          =======        ========
Net income                           $   740          $ 1,025          $ 1,208          $ 1,080        $  4,053
                                     =======          =======          =======          =======        ========
Net income per share of
    common stock                     $   .05          $   .07          $   .08          $   .07        $    .27
                                     =======          =======          =======          =======        ========

Common Stock price range:
  High                                3 1/16            3                3 1/8          2 13/16           3 1/8
  Low                                 2                 1 5/8            2 3/8          1 13/16           1 5/8



Primary earnings per share were used to calculate net income per share of common stock.

Price range of Common Stock: The Company's common stock is listed on the Automated Quotation System of the National Association of Securities Dealers, Inc. (NASDAQ symbol: GEMC). On August 27, 1996, the last sale price for the Company's Common Stock was $5.4375. There were 1,174 stockholders of record of its Common Stock as of May 31, 1996. The table above sets forth, for the periods indicated, the range of high and low sale prices of the common stock as reported by The Wall Street Journal.

14.     Commitments and Contingencies

(a) Life Support Ambulance, Inc. (LSA) a subsidiary of the Company, received notice of suspension of payments relating to Medicare billing submitted to its Medicare intermediary, effective April 6, 1995. The intermediary has alleged that overpayments have occurred in connection with LSA billings. In connection therewith, the Office of the Inspector General has seized certain records and is conducting an investigation of this matter.

In August, 1995, the intermediary partially lift the suspension and has since paid LSA 75% of all subsequent approved billings. In connection with this agreement, the Company has agreed to guarantee the payment by LSA of up to $5,000,000 of any finally determined overpayments. As of May 31, 1996, the intermediary had withheld approximately $4,565,000 in escrow pending resolution of this matter. The amount is included in restricted cash in the accompanying balance sheets.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

LSA has received notices of the results of the intermediary's audits, including a calculated overpayment of approximately $6,800,000 through March 31, 1996. LSA is reviewing the intermediary's results and believes there are errors in, among other things, (i) the sampling techniques used; (ii) the conclusions reached relative to the appropriateness of payments for claims in the audit sample, and
(iii) the projection technique of the ultimate overpayment calculation. LSA intends to vigorously defend its position and utilize all available administrative and legal processes to protect its rights in this matter.

LSA believes that it has operated at all times in substantial compliance with all provisions required by Medicare relating to reimbursement for services. The Company is not able, at this time, to predict the ultimate outcome of this matter.

(b) The Company was named a defendant, together with GMS Management, Inc., and various current and former officers of the Company, in a class action suit which was filed in September, 1992, in the United States District Court for the Eastern District of Pennsylvania in Philadelphia. On July 15, 1996, the Company signed an agreement to settle the claims of the plaintiff class. This agreement received provisional approval by the court on July 23, 1996, and is subject to a hearing on October 7, 1996. Under the terms of the agreement, a payment up to a maximum of $1,900,000 will be made to a claims settlement fund, of which 50% will be paid by the Company's insurance carrier. The fund will be used to resolve all claims of the members of the plaintiff class on a claims made basis and to pay the attorneys' fees and costs incurred by the plaintiff class. The ultimate amount of this settlement cannot be determined at this time. The Company's maximum share of the claim is $950,000. The Company has recorded at May 31, 1996, its estimate of the ultimate payment to be made in connection with its settlement. The amount recorded is less than the $950,000 maximum.

(c) On February 21, 1996, a Company subsidiary reached an agreement with the U.S. Attorney to settle a matter involving reimbursement for certain nutritional services provided at a nursing facility (the "Facility") previously managed by that subsidiary. The Company entered into this settlement, without admitting any wrongdoing, in order to avoid the substantial expense and management disruption of litigation. The settlement resulted in a charge of $429,000, before taxes, shown in the accompanying Consolidated Statements of Operations for the fiscal year ended May 31, 1996. The Company's management agreement with the Facility provides that the Facility indemnify and hold the Company harmless with respect to claims such as that alleged by the U.S. Attorney. However, it is unclear whether the Facility has, or would have, the funds necessary to provide such indemnification.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

15.           Other Transactions:

Dedicated Staffing Services, Inc. ("DSI"), a Pennsylvania non-profit corporation, previously provided registered nurses, licensed practical nurses, nursing assistants and other personnel to the Company on a temporary employment basis. Certain officers of the Company are members of Dedicated Staffing's Board of Directors. The Company paid Dedicated Staffing Services, Inc. approximately $184,000 and $1,659,000 for these services in fiscal 1996 and 1995, respectively. On May 31, 1996, the Company purchased from DSI certain fixed assets as well as a list of nursing assistants for approximately $137,000. The Company has agreed to pay such amount over 30 months, with interest at 9%.

The Company provides certain services which are priced at or above projected cost, and include staffing services, dietary, environmental, financial, and other services, to Mount Laurel Convalescent Center and Laurelview Manor which are owned by Tomahawk. The total services rendered during fiscal 1996 and 1995 were $8,179,000 and $7,194,000. At May 31, 1996 and 1995, the Company had a
receivable of $4,732,000 and $3,235,000 due from Tomahawk for these services, respectively.

During fiscal 1996 and 1995, the Company received additional revenues of approximately $1,084,000 and $1,000,000 related to its provision of ancillary services at the Tomahawk facilities. These services, including provision of ambulance transportation, diagnostics, rehabilitation, pharmacy and medical supplies are provided at market rates.

As of May 31, 1996, the Company granted a prepayment discount of $500,000 to Tomahawk with respect to its note payable to the Company. The discount was granted as an inducement for Tomahawk to prepay $3,000,000 of its note to the Company.

16.              Subsequent Events:

On July 11, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Genesis Health Ventures, Inc. ("Acquiror"), and its wholly owned subsidiary G Acquisition Corporation ("NEWCO").

Under the terms of the Merger Agreement, NEWCO will pay $5.75 in cash for each share of the Company's common stock, and NEWCO will be merged into the Company. The consummation of the Merger is subject to various conditions including, but not limited to, approval by the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Company's shareholders and receipt of applicable regulatory approvals and may be terminated if certain conditions are not satisfied, or if the Merger does not close prior to February 1, 1997. In connection with the Merger, the Company engaged CS First Boston as a financial advisor and has agreed to pay CS First Boston for its services, an aggregate financial advisory fee equal to 1% of the total consideration payable (including liabilities assumed). Also, in connection with the Merger, the Company and Daniel Veloric, Chairman ("Veloric") have entered into a Termination Agreement dated as of July 11, 1996, pursuant to which the Company and Veloric have agreed that, at the Effective Time, certain Employment Agreement effective June 1, 1993 (the "Veloric Employment Agreement") will terminate. The Veloric Employment Agreement currently expires on May 31, 2001. The Veloric Employment Agreement provides for annual base compensation of $500,000 per year. The Veloric Employment Agreement also provides for a bonus equal to five percent (5%) of the Company's annual increase in profits, the award of phantom stock based on the annual incremental increase in the average price of Company Common Stock, and a death benefit of $1,000,000. In consideration of the termination of the Veloric Employment Agreement, the Company will pay Veloric the sum of $1,000,000, payable $200,000 at the Effective Time and $200,000 on each of the first four anniversaries of the Effective Time.

The Company and Veloric have also entered into that certain Restrictive Covenants Agreement dated July 11, 1996 by which Veloric agreed that, among other things, for a period of ten years after the Effective Time of the Merger, he will not, directly or indirectly, for his own account, or the benefit of any other person, without the prior written consent of Acquiror, (a) engage in any business competitive with the businesses of the Company or Acquiror in its respective geographic markets, or (b) hire any employee of the Company or Acquiror, or solicit, induce, or divert any of them to work for him or any other person. In consideration of the foregoing, the Company has agreed to pay Veloric the sum of $475,000 at the Effective Time of the Merger.

In addition, Acquiror and Veloric have reached an agreement in principle pursuant to which Veloric will provide consulting services to Acquiror after the Effective Time of the Merger. While the definitive form of the consulting agreement is still being negotiated, it is expected that the term of such consulting agreement will be for a period of four years. During the first year of the consulting agreement, it is expected that Acquiror will pay Veloric a consulting fee of $100,000. After the expiration of the first year of such consulting agreement any further consulting fees shall be in an amount determined by Acquiror in its sole discretion. It is also expected that Veloric will be granted an option to purchase 25,000 Shares of the common stock of Acquiror at a price equal to the fair market value of Acquiror's common stock at the Effective Time of the Merger. Veloric will also be provided with an office, car and health insurance for the entire term of the consulting agreement.

The Company and Esther Ponnocks, Senior Executive Vice President of the Company ("Ponnocks"), have entered into a Termination Agreement dated as of July 11, 1996, pursuant to which the Company and Ponnocks have agreed that, at the Effective Time that certain Employment Agreement dated as of June 1, 1992 (the "Ponnocks Employment Agreement") will terminate. The Ponnocks Employment Agreement provides for annual base compensation of $200,000 per year and a term of three years, with annual extensions through not later than May 31, 2002, plus severance compensation equal to two times her annual base compensation.

In consideration of the termination of the Ponnocks Employment Agreement, the Company will pay Ponnocks $200,000 at the Effective Time and up to $600,000 to fund Ponnocks' secured supplemental pension plan provided in the Ponnocks Employment Agreement, to provide an annuity for Ponnocks' lifetime, commencing on the first day of the month following the first anniversary of the Effective Time, in the amount of $75,000 per annum. In addition, the Company will pay to Ponnocks up to $250,000, representing income taxes to be incurred by Ponnocks in connection with such funding.

In addition, Acquiror and Ponnocks have reached an agreement in principle pursuant to which Ponnocks will provide consulting services to Acquiror after the Effective Time of the Merger. While the definitive form of the consulting agreement is still being negotiated, it is expected that the term of such consulting agreement will be for a period of two years. During the first year of the consulting agreement, it is expected that Acquiror will pay Ponnocks a consulting fee of $60,000. After the expiration of the first year of such consulting agreement any further consulting fees shall be in an amount determined by Acquiror in its sole discretion. Ponnocks will also be provided with an office, car and health insurance for the term of the consulting agreement.

In June, 1996, the Company entered into a $2,500,000 loan agreement with FINOVA Capital principally secured by the durable medial equipment, of one of its subsidiaries. The loan is repayable over 60 months with interest at prime plus 3% (11.25% as of May 31, 1996).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                      None


                                    Part III

Item 10.         Directors and Executive Officers of the Registrant

                 Set forth below is certain information regarding the executive officers of the Company as of May 31, 1996.

     Name                Age         Position

Daniel Veloric            68         Chairman of the Board, President and
                                     Chief Executive Officer

Esther Ponnocks           64         Senior Executive Vice President

Arthur A. Carr, Jr.       46         Executive Vice President and
                                     Secretary

Michael Veloric           39         Vice President and Assistant Secretary

James J. O'Malley         44         Vice President and Chief Financial Officer

James J. Wankmiller       42         Vice President - Legal & Human Resources
                                     and Assistant Secretary

Francis J. McCauley       51         Vice President

Each executive officer of the Company is elected or appointed by the Board of the Company and holds office until his or her successor is elected or until the earlier of his or her death, resignation or removal.

Daniel Veloric (the father of Michael Veloric) is a founder of the Company and has been a Director and Executive Officer for more than twenty-five years. Mr. Veloric has been personally named in the class action suit (See Item 3 - "Legal Proceedings").

Esther Ponnocks has been Senior Executive Vice President since October 1991, Executive Vice President - Long Term Care Operations of the Company (April 1990 until October 1991), Senior Vice President - Operations of the Company (1985 until April 1990) and has been a member of the Company's Management for over twenty-five years. Ms. Ponnocks was elected a Director in 1985.

Arthur A. Carr, Jr. joined the Company in March 1989 as Assistant to the President and was appointed Executive Vice President in July 1989 and Secretary in August 1992.

Michael Veloric (the son of Daniel Veloric) has been a Vice President of the Company since June 1987 and has held the position of Assistant Secretary since October 1984. Mr. Veloric has been a member of the Company's Management for over ten years. Mr. Veloric was elected a Director in August 1992.

James J. O'Malley joined the Company in April 1989 as the Chief Financial Officer of its Life Support Group and has held various positions with the Company since that time. Mr. O'Malley was appointed Vice President and Chief Financial Officer in August 1992.

James J. Wankmiller joined the Company in March 1987 and was elected Vice President of Human Resources in February 1989. He was appointed as Legal Administrator in May 1991 and promoted to Vice President - Legal & Human Resources and Assistant Secretary in 1992. Mr. Wankmiller has been personally named in the class action suit (see Item 3 - "Legal Proceedings").

Francis J. McCauley joined the Company in January 1988 as President of Life Support Ambulance, Inc. and was appointed as President of Life Support Medical, Inc. in December 1993. Mr. McCauley was elected as a Vice President in November 1994 and Executive Officer of the Company in November 1995.

Item 11.         Executive Compensation

Compensation Committee Interlocks and Insider Participation

No compensation committee interlocks nor insider participation exist on the Incentive Stock Option and Compensation Committee.

                           SUMMARY COMPENSATION TABLE

     The Summary Compensation Table includes compensation information on the Chief Executive Officer and the four most highly paid executive officers of the Company whose salary and bonus exceeded $100,000, for services rendered in all capacities during the fiscal years ended May 31, 1996, 1995 and 1994.


                                                       ANNUAL COMPENSATION
                                                       -------------------
Name and                            Fiscal                                  Other Annual
Principal Position                  Year       Salary         Bonus         Compensation (1)
- ------------------                  ----       ------         -----         ----------------
Daniel Veloric                      1996       $500,000       $103,000      $ 12,472
   Chairman, President and          1995       $450,008       $107,000      $ 11,179
   Chief Executive Officer          1994       $450,008       $     -       $ 12,359

Esther Ponnocks                     1996       $200,000       $     -       $ 79,317
   Senior Executive                 1995       $180,965       $     -       $138,817
   Vice President                   1994       $166,425       $ 20,000      $ 46,902

Arthur A. Carr, Jr.                 1996       $184,508       $     -       $ 14,617
    Executive Vice President        1995       $170,738       $     -       $ 14,062
    and Secretary                   1994       $156,600       $ 17,500      $ 14,519

James J. O'Malley                   1996       $136,338       $    -        $ 13,237
    Vice President and              1995       $131,169       $    -        $ 12,962
    Chief Financial Officer         1994       $115,050       $ 15,000      $ 12,966

James J. Wankmiller, Esquire        1996       $131,881       $    -        $  8,177
    Vice President - Legal and      1995       $121,554       $    -        $  8,252
    Assistant Secretary             1994       $110,951       $ 15,000      $  8,925



                                                       LONG-TERM COMPENSATION AWARDS
                                                       -----------------------------
Name and                                          Restricted (*)    Options           All Other
Principal Position                                Stock Awards      (In Shares)      Compensation
- ------------------                                ------------      -----------      ------------
Daniel Veloric                                    $      -               -           $     -
   Chairman, President and                        $      -               -           $16,005(3)
   Chief Executive Officer                       ($115,126)(5)           -           $14,495(3)

Esther Ponnocks                                   $      -               -           $24,327(6)
   Senior Executive                               $      -           20,000                  -
   Vice President                                ($ 50,437)(5)           -           $ 9,375(4)

Arthur A. Carr, Jr.                               $      -               -           $37,598(6)
    Executive Vice President                      $      -           15,000          $16,999(2)
    and Secretary                                ($ 32,437)(5)           -           $ 8,100(2)

James J. O'Malley                                 $      -               -           $22,197(6)
    Vice President and                            $      -           10,000          $12,390(2)
    Chief Financial Officer                      ($  8,725)(5)           -           $ 6,000(2)

James J. Wankmiller, Esquire                      $      -               -           $22,446(6)
    Vice President - Legal and                    $      -           10,000          $12,040(2)
    Assistant Secretary                          ($ 12,787)(5)        3,906          $ 5,750(2)


(1) Includes all other compensation reported on IRS Form W-2.
(2) Includes Company contribution relating to the Incentive Deferred Compensation Plan.
(3) Represents the value of 6,500 phantom Shares issued under his Long Term Care Incentive Plan for the respective years.
(4) Represents the value of 25,000 unregistered Shares issued on December 16, 1993 in recognition of 25 years of service.
(5) Amount represents the forfeiture as of May 31, 1994 of restricted Shares previously reported.
(6) Includes Company contribution relating to the Incentive Deferred Compensation Plan and value of unregistered Shares issued on August 17, 1995 in recognition of performance.

NOTE: During fiscal 1996, no executive officer received personal benefits from the Company valued at more than 10% of total Annual Compensation or $50,000, whichever is less.

Executive Officer Employment Agreements

Effective June 1, 1993, the Company entered into an Employment Agreement with Daniel Veloric, Chairman, President and Chief Executive Officer of the Company, which provides for an annual base compensation, which increased from $450,000 per year to $500,000 per year effective June 1, 1995, and an original term of five years (which, until terminated, extends one additional year each year). The Agreement also provides for a death benefit of $1,000,000 as well as benefits under the short term incentive plan and long term incentive plan for Daniel Veloric.

Effective June 1, 1992, the Company entered into an Employment Agreement with Esther Ponnocks, Senior Executive Vice President, which provides for an annual base compensation, which increased from $188,000 per year to $200,000 per year effective June 1, 1995, and an original term of three years, with annual extensions through not later than May 31, 2002. If a person acquires more than 20% of the outstanding Shares without the prior approval of the Board, or if the Company materially breaches the Employment Agreement or under certain other circumstances, the Company will owe Ms. Ponnocks the remainder of the compensation due under the agreement through as long as May 31, 2002.

See Item 13 for a description of the Termination Agreements which have been entered into with respect to each of the Employment Agreements referred to above.

Compensation Pursuant to Plans

The Company's Profit Sharing Plan was merged into a 401(k) Profit Sharing Plan effective June 1, 1989. Under the 401(k) Plan, eligible employees may contribute up to 15% of their total compensation on a tax-deferred basis subject to maximum annual limitations. Pursuant to the terms of the plan, the Company, may make matching contributions at a percentage or amount determined at the sole discretion of the Company. During the fiscal year ended May 31, 1996, no contribution was made by the Company to the Plan.

The Company's 1989 Stock Option and Restricted Stock Plan ("the 1989 Plan") provides that incentive and non-qualified stock options may be granted to key employees of the Company and its subsidiaries. The 1989 plan is administered by the Compensation Committee which has the discretion to determine those key employees who will receive options and the amount of options to be granted to said employees; to determine when options can be granted and the exercise price of each option, which price cannot, however, be less than the fair market value of the Common Stock on the date of grant; and to determine when each option can be exercised and the term (up to ten years) of each option granted. All options will expire within ten years from the date of grant and no options may be granted after November 9, 1999. If an optionee is terminated other than for wrongful conduct, the optionee may exercise his/her options within three months (one year for an optionee who ceases to be employed because of permanent and total disability) provided that his/her right to exercise said options has vested at the date of termination and provided that the exercise of the option is within ten years from the date it was granted (five years for an incentive stock option granted to a 10% Stockholder). If an optionee dies while in the employ of the Company or within three months (one year in the case of disability) after the termination of employment, and provided that his/her options have vested at the time of his/her death and the exercise of the options are within ten years form the date of grant (five years for an incentive stock option granted to a 10% Stockholder), then the optionee's personal representative may exercise said options within one year after the optionee's death.

In 1992, the Company implemented an Incentive Deferred Compensation Plan for selected key employees. Under this Plan, the Company makes discretionary awards to such executives, which amount, if any, can vary annually and by participant, and is generally expressed as a percentage of salary. The amounts are credited to a book-entry account established in such participant's name. Such account is also credited with the equivalent of interest and such interest rate is determined annually by the Company. Participants become vested in the amounts credited to the deferred compensation account on a graduated basis. However, full vesting cannot occur prior to attainment of age 65 while actively employed by the Company, except upon a change of control of the Company. Upon retirement at age 65 or later, the vested deferred compensation account is paid out as a 15 year annuity. Participants who terminate employment prior to age 65 will receive a 10 year annuity at retirement based on the vested account balance. In the event of the death of a participant while actively employed, the plan provides to the participant's survivor a continuation of 50% of the final salary for one year, followed by 25% of final salary until the participant would have attained age 65, subject to a minimum of 10 years of total payments. All benefits under the Incentive Deferred Compensation Plan are unfunded, unsecured general obligations of the Company. The Company has purchased corporate owned life insurance on the participants estimated to be sufficient to recover the distribution to be made under this Plan.

                 Aggregated Option Exercise in Last Fiscal Year
                        and Fiscal Year-End Option Values

The following table provides information, with respect to the named executive officers, concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year, May 31, 1996. There are no outstanding stock appreciation rights.

                                                                                                   Value of
                                                                                                 Unexercised
                                                              Number of Unexercised              In-the-Money
                                                                Options at Fiscal              Options at Fiscal
                                                                    Year-End                       Year-End
                                                           ----------------------------     -----------------------------
                              Shares
                            Acquired on      Value
Name                         Exercise       Realized       Exercisable    Unexercisable     Exercisable     Unexercisable
- ----                         --------       --------       -----------    -------------     -----------     -------------
Daniel Veloric                 -                -                  -               -                -            -
Esther Ponnocks                -                -             88,438          10,000          $67,232            -
Arthur A. Carr, Jr.            -                -             30,625          23,125          $   473            -
James J. O'Malley              -                -             18,125           5,000          $   630            -
James J. Wankmiller            -                -             27,906           5,000          $ 9,506            -


Item 12.         Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of August 14, 1996, with respect to the beneficial ownership of Shares by all persons known to the Company to be the beneficial owner of more than five percent of the Company's outstanding Shares, by each director of the Company, by each executive officer of the Company, and by all directors and executive officers as a group. Except as shown, each person's respective address is 5601 Chestnut Street, Philadelphia, PA 19139. Unless otherwise indicated, each such person has sole voting and dispositive power with respect to the Shares listed opposite such person's name.


          Name of                      Number of Shares       Approximate Percentage
      Beneficial Owner                Beneficially Owned            of Class
      ----------------                ------------------      ----------------------
Daniel Veloric                         3,753,178                    24.0%
Genesis Health Ventures, Inc.          3,748,178 (1)                23.9%
Thomas J. Gorman                       1,068,125 (2) (3)             6.8%
Robert P. Krauss                       1,000,000 (3)                 6.4%
Esther Ponnocks                          152,751 (4)                   *
Gerald E. Bisbee, Jr.                     22,219 (5)                   *
Anthony C. Salvo                         131,464 (6)                   *
Michael Veloric                           99,206 (7)                   *
Arthur A. Carr, Jr.                       75,343 (8)                   *
James J. Wankmiller                       45,925 (9)                   *
James J. O'Malley                         34,396 (10)                  *
Francis J. McCauley                       29,750 (11)                  *
All Directors and Executive
    Officers as a group
    (10 persons)                       5,415,482 (12)               34.6%


 (1) Shares are subject to the Stockholder Option and Proxy Agreement granted in connection with Merger Agreement. The address for Genesis is 148 State Street, Kennett Square, PA 19348.

 (2) Includes 16,219 Shares which may be purchased pursuant to options that are immediately exercisable or will become exercisable within 60 days under the 1990 Stock Option Plan for Directors. Also includes 3,000 Restricted Shares issued under the 1994 Stock Option and Restricted Stock Plan for Directors.

 (3) Includes 1,000,000 Shares held in Trusts of which Mr. Gorman and Mr. Krauss are co-Trustees. Mr. Krauss' address is: 1735 Market Street, Philadelphia, PA 19103.

 (4) Includes 88,438 Shares which may be purchased pursuant to options that are immediately exercisable or will become exercisable within 60 days under the Company's 1982 and 1989 Stock Option Plans.

 (5) Includes 16,219 Shares which may be purchased pursuant to options that are immediately exercisable or will become exercisable within 60 days under the 1990 Stock Option Plan for Directors. Also includes 3,000 Restricted Shares issued under the 1994 Stock Option and Restricted Stock Plan for Directors.

 (6) Includes 16,219 Shares which may be purchased pursuant to options that are immediately exercisable or will become exercisable within 60 days under the 1990 Stock Option Plan for Directors. Also includes 3,000 Restricted Shares issued under the 1984 Stock Option and Restricted Stock Plan for Directors.

 (7) Includes 10,625 Shares which may be purchased pursuant to options that are immediately exercisable or will become exercisable within 60 days under the Company's 1982 and 1989 Stock Option Plans.

 (8) Includes 30,625 Shares which may be purchased pursuant to options that are immediately exercisable or will become exercisable within 60 days under the Company's 1982 and 1989 Stock Option Plans. Does not include 1000 Shares owned by Mr. Carr's wife, the beneficial ownership of which he disclaims.

 (9) Includes 27,906 Shares which may be purchased pursuant to options that are immediately exercisable or will become exercisable within 60 days under the Company's 1982 and 1989 Stock Option Plans.

(10) Includes 18,125 Shares which may be purchased pursuant to options that are immediately exercisable or will become exercisable within 60 days under the Company's 1982 and 1989 Stock Option Plans.

(11) Includes 14,750 Shares which may be purchased pursuant to options that are immediately exercisable or will become exercisable within 60 days under the Company's 1982 and 1989 Stock Options Plans.

(12) Includes 239,126 Shares which may be purchased pursuant to options that are immediately exercisable or will become exercisable within 60 days under the Company's Stock Option Plans. Also includes 1,000,000 Shares held in Trusts as noted in (3) above and includes restricted Shares issued under the 1994 Stock Option and Restricted Stock Plan for Directors. Does not include 9,000 restricted Shares which may be issued before the Special Meeting pursuant to the 1994 Stock Option and Restricted Stock Plan for Directors.

          *  Less than one percent

Item 13.         Certain Relationships and Related Transactions.

On May 31, 1993 the Company sold its Mt. Laurel, New Jersey facilities to Tomahawk for $8.5 million, consisting of cash of $2.5 million and a 9% interest bearing note for $6 million. This note was payable based on a 25 year amortization, with a balloon payment due June of 2005. Tomahawk prepaid approximately $1,500,000 from inception through May 31, 1995. As of May 31, 1996, Tomahawk prepaid $3,000,000 and as an inducement received a discount of $500,000 which has been recorded in the accompanying financial statements. The Company also restructured this note requiring that the remaining balance of principal and interest as of May 31, 1996 (totaling $1,622,000) be paid over 35 quarters, commencing September 1, 1996 with interest on the principal due at 6.75%.

The Company provides certain services which are priced at or above projected cost, and include staffing services, dietary, environmental, financial, and other services, to Mount Laurel Convalescent Center and Laurelview Manor which are owned by Tomahawk. The total services rendered during fiscal 1996 and 1995 were $8,179,000 and $7,194,000. At May 31, 1996 and 1995 the Company had a
receivable of $4,732,000 and $3,235,000 due from Tomahawk for these services, respectively.

During fiscal 1996 and 1995, the Company received additional revenues of approximately $1,084,000 and $1,000,000 related to its provision of ancillary services at the Tomahawk facilities. These services, including provision of ambulance transportation, diagnostics, rehabilitation, pharmacy and medical supplies are provided at market rates.

During the fiscal year ended May 31, 1996, the Company leased-back certain properties previously sold at fair market value to Community Care and Development Corporation ("CCDC") which is a Pennsylvania non-profit corporation. The Board of Directors and officers of CCDC include: Daniel Veloric, Esther Ponnocks, and Michael Veloric, who are also directors and officers of the Company. No payments were made to Daniel Veloric, Esther Ponnocks or Michael Veloric in fiscal 1996. The Company paid rent to CCDC of approximately $221,000 for the fiscal year ended May 31, 1996.

Dedicated Staffing Services, Inc. ("DSI"), a Pennsylvania non-profit corporation, previously provided registered nurses, licensed practical nurses, nursing assistants and other personnel to the Company on a temporary employment basis. Certain officers of the Company were members of Dedicated Staffing's Board of Directors. The Company paid Dedicated Staffing Services, Inc. approximately $184,000 and $1,659,000 for these services in fiscal 1996 and 1995, respectively.

During fiscal 1996, the Company purchased from DSI certain fixed assets as well as a list of nursing assistants for approximately $137,000. The Company has agreed to pay such amount over 30 months, with interest at 9%.

The Company believes its transactions with CCDC and DSI have been on terms at least as favorable to the Company as those which would have been available in the general market.

Part IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


              (a) Exhibits and Financial Statement Schedules.

                  1.  Financial Statements (Covered by Report of
                      Independent Certified Public Accountants

                            Auditors' Report

                            Consolidated Financial Statements
                            Balance Sheets - May 31, 1996 and 1995

                            Consolidated Statements of Operations for the Years Ended May 31, 1996, 1995, and 1994

                            Consolidated Statements of Cash Flows for the Years Ended May 31, 1996, 1995, and 1994

                            Consolidated Statements of Stockholders' Equity for the Years Ended May 31, 1996, 1995 and 1994

                            Notes to Consolidated Financial Statements

                  2. Financial Statement Schedule (Covered by Report of
                     Independent Certified Public Accountants)

                  II. Valuation and Qualifying Accounts

                  Schedules other than the schedule listed above have been omitted because they are not applicable or the required information is shown in or can be derived from the financial statements and notes thereto.

                                   SCHEDULE II

              GERIATRIC & MEDICAL COMPANIES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                for the years ended May 31, 1996, 1995, and 1994

                               ($'s in thousands)
                               ------------------

Column A                      Column B                 Column C                  Column D          Column E
- --------                      --------                 --------                  --------          --------
                                                       Additions
                                               -----------------------------
                              Balance at       Charged to       Charged to       Additions       Balance at
                              Beginning        Costs and           Other        (Deductions)       End of
Description                   of Period         Expenses        Accounts (a)    (Describe)         Period

Year ended May 31, 1996:
   Allowance for
   doubtful accounts            $8,708          $ 4,496           $   -          $(4,509)(b)       $8,695
                                ======          =======           ======         =======           ======
   Allowance for third-party
   receivables                  $3,391          $    -            $1,198         $    60(b)        $4,649
                                ======          =======           ======         =======           ======
Year ended May 31, 1995:
   Allowance for
   doubtful accounts            $7,751          $ 6,388           $   -          $(5,431)(b)       $8,708
                                ======          =======           ======         =======           =====
   Allowance for third-party
   receivables                  $3,877          $    -            $  694         $(1,180)(b)       $3,391
                                ======          =======           ======         =======           ======
Year ended May 31, 1994:
   Allowance for
   doubtful accounts            $7,570          $ 7,102           $   -          $(6,921)(b)       $7,751
                                ======          =======           ======         =======           ======
  Allowance for third-party
    receivables                 $4,090          $    -            $1,546         $(1,759)(b)       $3,877
                                ======          =======           ======         =======           ======



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

         10(q) Loan Agreement, dated as of December 1, 1992, between Lancaster (Pennsylvania) Industrial Development Authority and Geriatric and Medical Services, Inc., relating to $855,000 of Mortgage Revenue Refunding Bonds and Loan Agreement, dated as of December 1, 1992, between Montgomery County (Pennsylvania) Industrial Development Authority and Geriatric and Medical Services, Inc., relating to $1,195,000 of Mortgage Revenue Refund

         10(r)(i) Assignment Agreement, dated February 26, 1993, by and between Geriatric & Medical Companies, Inc., and Robert P. Krauss, Esquire, as agent, regarding the assignment of $1,200,000 Subordinated Revenue Bond
(AHF/Montgomery, Inc., Project) - Series 1990B to agent.

         10(r)(ii) Agency Agreement, dated February 26, 1993, by, between and among the Daniel Veloric Individual Retirement Account, Transcorp, Inc., Custodian; Tomahawk Capital Investments, Inc.; and Robert P. Krauss, Esquire, as agent.

         10(s)(i) Agreement of Sale, dated as of May 31, 1993, by and between Geriatric and Medical Services, Inc., and Tomahawk Capital Investments, Inc.

         10(s)(ii) Mortgage Note, dated as of May 31, 1993, given by Tomahawk Capital Investments, Inc., to Geriatric and Medical Services, Inc.

         10(s)(iii) Mortgage and Security Agreement, dated as of May 31, 1993, by and between Tomahawk Capital Investments, Inc., and Geriatric and Medical Services, Inc.

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

         10(v)(i) Employment Agreement, effective June 1, 1992, by and between Geriatric & Medical Companies, Inc. and Esther Ponnocks, Senior Executive Vice President.

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

         10(aa) Agreement and Plan of Merger dated July 11, 1996, by and among Genesis Health Ventures, Inc., Geriatric & Medical Companies, Inc. and G Acquisition Corporation.

         10(bb) Termination Agreement dated July 1996 by and between Geriatric & Medical Companies, Inc. and Daniel Veloric.

         10(cc) Termination Agreement dated July 11, 1996 by and between Geriatric & Medical Companies, Inc. and Esther Ponnocks.

         10(dd) Restrictive Covenants Agreement dated July 11, 1996 by and between Geriatric & Medical Companies, Inc. and Daniel Veloric.

         10(ee) First Amended and Restated Sale and Subservicing Agreement, dated as of May 12, 1994 by and among certain subsidiaries of Geriatric & Medical Companies, Inc. as Seller and Subservicer, NPF V, Inc. as Purchaser and National Premier Financial Services, Inc.

         10(ff) Consent Order by and between the United States of America and GMS Management Tucker, Inc., and Tucker House II, Inc. dated March 6, 1996.

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

         (b) Reports on Form 8-K

         The Company filed with the Securities and Exchange Commission the following Current Reports on Form 8-K, dated February 12, 1996, with respect to
Item 5, updating legal proceedings and dated June 28, 1996, with respect to Item 5, reporting on Agreement and Plan of Merger.

                                   SIGNATURES

               Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       GERIATRIC & MEDICAL COMPANIES, INC.
                                  (Registrant)

Dated:  August 29, 1996                  By:  /s/James J. O'Malley
                                              --------------------------------
                                              James J. O'Malley
                                              Vice President - Finance
                                              and Chief Financial Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                 Capacity                       Date
      ---------                 --------                       ----
/s/ Daniel Veloric              Chairman of the Board,         August 29, 1996
- --------------------------      President and Director
Daniel Veloric                  (Chief Executive
                                Officer)

/s/ James J. O'Malley           Vice President-                August 29, 1996
- --------------------------      Finance and Chief
James J. O'Malley               Financial Officer


/s/ Gerald E. Bisbee, Jr.       Director                       August 29, 1996
- --------------------------
Gerald E. Bisbee, Jr.


/s/ Thomas J. Gorman            Director                       August 29, 1996
- --------------------------
Thomas J. Gorman


/s/ Anthony C. Salvo            Director                       August 29, 1996
- --------------------------
Anthony C. Salvo


/s/ Michael Veloric             Director                       August 29, 1996
- --------------------------
Michael Veloric


/s/ Esther Ponnocks             Director                       August 29, 1996
- --------------------------
Esther Ponnocks


/s/ Gregory S. Bronczyk         Corporate Controller           August 29, 1996
- --------------------------
Gregory S. Bronczyk

                       GERIATRIC & MEDICAL COMPANIES, INC.

             Annual Report on Form 10-K for Year Ended May 31, 1996


                                  Exhibit Index



         10(v)(i) Employment Agreement, effective June 1, 1992, by and between Geriatric & Medical Companies, Inc. and Esther Ponnocks, Senior Executive Vice President.

         10(aa) Agreement and Plan of Merger dated July 11, 1996, by and among Genesis Health Ventures, Inc., Geriatric & Medical Companies, Inc. and G Acquisition Corporation.

         10(bb) Termination Agreement dated July 1996 by and between Geriatric & Medical Companies, Inc. and Daniel Veloric.

         10(cc) Termination Agreement dated July 11, 1996 by and between Geriatric & Medical Companies, Inc. and Esther Ponnocks.

         10(dd) Restrictive Covenants Agreement dated July 11, 1996 by and between Geriatric & Medical Companies, Inc. and Daniel Veloric.

         10(ee) First Amended and Restated Sale and Subservicing Agreement, dated as of May 12, 1994 by and among certain subsidiaries of Geriatric & Medical Companies, Inc. as Seller and Subservicer, NPF V, Inc. as Purchaser and National Premier Financial Services, Inc.

         10(ff) Consent Order based between the United States of America and GMS Management Tucker, Inc., and Tucker House II, Inc., dated March 6, 1996.

         27 Article 5 FDS - Financial Data Summary for the fiscal year ended May 31, 1996.
                                  Page 72 of 72